Form 10KSB
period 1997-12-31
VISIONGLOBAL CORP
filed 1998-06-29
CIK 894535

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997; or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
         ________

         Commission File No. 33-55254-25

                            VisionGlobal Corporation
             (Exact name of Registrant as specified in its charter)

       NEVADA                                            87-0438636
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

599 Lexington Ave, Suite 2300
New York, New York                                                  10022
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (212) 745-1181

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 17, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,125,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding as of March 31, 1998
------------------------------------           --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                     11,000,000 Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

            Form 8-K for January 26, 1998 Form 8-K for March 3, 1998

                                   FORM 10-KSB
                             VISONGLOBAL CORPORATION

                                December 31, 1977

                                TABLE OF CONTENTS


    Item
   Number                             Description                        Page

                                     PART I

     1.   Description of Business.......................................   3
     2.   Description of Properties.....................................   8
     3.   Legal Proceedings.............................................   8
     4.   Submission of Matters to a Vote of Security Holders...........  10

                                     PART II

     5.   Market for Registrant's Common Stock and Related
          Stockholder Matters..........................................   10
     6.   Management's Discuss11n and Analysis or Plan of Operation....   11
     7.   Financial Statements........................................    11
     8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................    11

                                    PART III

     9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act..    12
    10.   Executive Compensation......................................    12
    11.   Security Ownership o12Certain Beneficial Owners and Management. 12
    12.   Certain relationships and Related Transactions..............    13

                                     PART IV

    13.   Exhibits and Reports on Form 8-K............................    14

                                     PART I

ITEM 1. Business.

Background

         The Company was incorporated under the laws of Utah on April 16, 1986 and subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired all of the contractual obligations, shareholder rights and identity of the Utah corporation, and then the Utah corporation was dissolved. The Company is in the developmental stage, and its operations to date have been limited to the sale of shares to Capital General Corporation and the gifts of shares to certain persons. Until the acquisition of VisionCorp, Inc. by the Company on January 16, 1998, its operations have been dormant.

         As stated in the Company's report on Form 8-K for January 26,1998 which is hereby incorporated by reference, on January 16, 1998 the Company entered into an agreement with the shareholders of VisionCorp, Inc., a Delaware corporation, ("VisionCorp") to acquire a 100% interest in said corporation through an exchange of shares in which the Company issued 10,000,000 shares of its Class A Common Stock solely in exchange for all of the outstanding Common Stock of VisionCorp. As a result of this agreement, Shiretalk Investments, Inc. and Globe Chain Limited, the only shareholders of VisionCorp, were each issued 5,000,000 shares of the Company's Common Stock and became principal shareholders of the Company. The Company then proceeded to operating the business of VisionCorp and became an operating entity to the extent of VisionCorp's business, which is presently limited.

         The Financial Statements included with this report relate to the activities of the Company prior to the date of its acquisition of VisionCorp and continue to reflect the inactive status of the Company as it was prior to December 31, 1997. The Company intends to file new and updated Financial Statements to reflect the combined operations of the Company and VisionCorp.

         VisionCorp is at present a holding company whose principal business will be to foster, develop and manage companies in highly technical operations. VisionCorp intends to become an operating company itself in the near future.

         The acquisition of Geophysical Technology Limited ("Geophysical"), an Australian corporation, by VisionCorp is subject to the payment by VisionCorp of $35,000 per month to Geophysical until June, 1998 when it must pay $1,156,000, the balance due for the purchase of its interest in Geophysical. VisionCorp has paid the first installment of $35,000 and is now in default of further payments; however, based on negotiations with the management of Geophysical, the Company believes that the default will be waived until 30th June of 1998 when the balance payment is due. At this time the Company does not have any commitment for obtaining the necessary funds to proceed with the finalization of the agreement with Geophysical. It should be noted in that respect that there are always uncertainties in raising funds for new businesses and therefore, no assurances are given that when needed, the funds necessary to complete the purchase will be available.

         VisionCorp also owns Greatlands WaterWorks Limited, an Australian corporation, ("Greatlands"), which in turn has an option to acquire a 60% interest in a worldwide technology for manufacturing and distributing of a proprietary water treatment material which absorbs heavy metal contaminants from industrial waste water, municipal water, boiler water and cooling water. Greatlands considers this product, known as the "Kaolin Amorphous Derivative" (or "KAD"), to be an extremely efficient and high capacity adsorbent to remove heavy metal contaminants from water. KAD is expected to be inexpensive to make and safe to use. This material can be regenerated after use and made available to be used again, which makes KAD an attractive alternative because of the reduction in operating costs KAD can provide. In order to obtain the licensing rights, Greatlands must spend over $900,000 during the first year in development costs and once Greatlands has invested a total of $1,700,000 in development costs, the option for a 60% interest in the license will automatically be exercised with a commitment to invest a further $1,200,000. Once a total of $3,200,000 has been invested, any further funds spent will translate into an increased equity position.

         During the previous fiscal year the Company continued to be inactive and devoted its time to finding a merger or acquisition partner, all of which resulted in the acquisition of VisionCorp.

         Since the information in this report is preliminary only and does not contain the financial statements required to be filed, it is recommended that all potential investments in the Company or its securities be postponed until a final amendment to this report is made and filed.

Business of Geophysical

         Having completed the acquisition of VisionCorp, the Company is no longer inactive and has succeeded to the business of VisionCorp as presently existing.

         Subject to certain conditions (see below), VisionCorp has acquired a 60% voting interest via partly paid shares in Geophysical Technology Limited ("Geophysical"), an Australian company, which developed and owns imaging technology for detection of metallic and non- metallic objects under the ground. Although organized in 1996 for the purpose of combining the commercial operations, assets, staff and intellectual property of the Geophysical Research Institute of the University of New England (in Australia) and specialist instrument manufacturer Geophysical Technology Pty Ltd. (an Australian corporation), predecessors of Geophysical have been operating for 18 years. The combination of these entities gives Geophysical the ability to supply technologically advanced sub-surface detection and mapping services to the environmental, engineering and mineral exploration markets. Geophysical operates on a world-wide basis by providing its services either directly or through sub-contracting agreements with local companies. Geophysical maintains offices in Sydney, Australia and Armidale, NSW Australia and its current or recent operations have been conducted in Europe, the Middle East, South East Asia, Australia and North America.

         While proficient in most high-definition geophysical techniques, Geophysical believes that its competitive advantage is derived from a range of in-house technologies that provide performance and efficiency benefits to its clients which may be customized to provide solutions to site-specific problems. The instruments used by Geophysical are operated from a range of hand-held equipment, all-terrain vehicles and very low flying airborne platforms.

         Geophysical's core technology includes the TM-4 multi-sensor magnetometer system, the TM-4e transient electromagnetic detector, specialized ground-probing radar systems and the patented "Sub-Audio Magnetics" method for simultaneously mapping magnetic, electromagnetic, resistivity and induced polarization parameters. The TM-4e digital metal detector technology is also immune to conductive and magnetic interference from geophysical sources (mineralized soils). Current versions of Geophysical's proprietary technologies are not made available to competitors; although, Geophysical has been called upon to serve the range of management requirements of the Australian Department of Defense.

         Geophysical has a staff of 12 professional geophysicists, electronic engineers and scientific programmers. Field technicians are provided by sub-contract arrangements with local contractors or are otherwise engaged on a project by project basis. Geophysical also maintains a research and development staff which is closely involved in field operations to ensure that all technology development is driven by the requirement for practical solutions.

         The principal markets in which Geophysical operates are: (1) development of detection equipment and clearance techniques for anti-personnel land mines and ; (2) detection and removal of unexploded ordnance; (3) aerial and land based exploration and mapping for all minerals, precious and non-precious metal deposits; (4) the detection and mapping of sub-surface chemical and metallic, military and industrial, hazardous contaminants; and (5) geotechnical engineering site investigation. Geophysical has also been involved in archaeological site investigation, which in addition to assisting in archaeological study is particularly useful where building must progress and land needs to be cleared for this purpose.

         Geophysical's services include the following:

         Large Area Site Assessment. Geophysical has developed an efficient sampling strategy that is able to determine the distribution of unexploded ordinance contamination in number of items per acre (or hectare). This information is helpful in permitting assessment of property for sale and for letting contracts for clearing such property.

         Ferrous and Non-Ferrous Unexploded Bomb Detection and Mapping. Geophysical can provide digital unexploded ordnance detection systems capable of providing quantifiable detection performance, even in mineralized soil environments. Geophysical's capability is sensitive enough to identify non-ferrous (i.e. plastic) unexploded ordnance in favourable circumstances.

         Active Military Range Management. Geophysical is capable of providing a sub-surface mapping service to assist in active military firing and bombing range management. Geophysical is capable of collecting and storing magnetic and electromagnetic data for retaining such information in a geographic information system data base.

         Detection and Mapping of Underground Tanks, Drums and Services. Environmental contamination is often associated with buried drums and underground storage tanks. This is routine application of Geophysical's technological ability. In addition, many other non-ferrous services such as pipes, cables and tunnels can be mapped by one of a range of proprietary techniques selected by Geophysical for each requirement on a case by case basis.

         Rock Competency. Geophysical is able to determine the competency of rock and its ability to be ripped by a bulldozer or other equipment through measurement of seismic velocity. This is of course valuable information to construction and mining sites.

         Hard Rock Intrusion. Geophysical is experienced in the application of high definition magnetics to the detection and mapping of thin (or thick) volcanic intrusion that may be present at proposed excavation and cutting sites or coal mine development involving the continuous cutting of "soft rock."

         Sand and Soil  Thickness.  Where knowledge of sand or soil thickness is
important  to  engineering  design  it  is  most  effectively   determined  with
Geophysical's ground probing radar system.

         Cavity Detection. In limestone environments, cavities can present an engineering problem. Geophysical is able to locate and map near-surface cavities using radio frequency electromagnetic instrumentation designed for this purpose.

         Water Exploration. Exploration for shallow ground water in alluvial environments is a routine application for ground probing radar and seismic refraction technologies. Electromagnetic and electrical resistivity methods may also be used effectively in this application where traces of salinity can be expected or where water may be hosted in fault fracture zones.

         Archaeological Site Investigation. Geophysical pioneered an efficient application of high definition geophysical mapping of archaeological site investigation. Archaeological projects have been performed by Geophysical staff members throughout Asia where the targets have ranged from buried stone foundations, grave sites, pottery kilns, bronze and gold furnaces through to shipwrecks.

         In addition, Geophysical has done pioneering work in many areas of detection, some of which are (1) the development of an optically pumped magnetic sensor and building the first man- portable, automatically positioned, digital, recording magnetometer used in magnetic exploration technology; and (2) Sub-Audio Magnetics is a man-portable instrument which simultaneously measures magnetic, electromagnetic, electrical and induced polarization, a development that won for Geophysical the Grahame Sands Award of the Australian Society of Exploration Geophysicists in 1995 for "innovation in applied geoscience." This instrument is the only electrode-less receiver system capable of measuring induced polarization.

         As previously described, Geophysical also makes use of low-level, multi-sensor airborne systems which are designed to optimize the ratio of a geological signal from sources below the depth of weathering to magnetic noise arising from near-surface sources. Optimal radiometric data acquisition from a low elevation flight path adds another high definition parameter to Geophysical's service. Gravity surveying instruments are also used to be combined with digital terrain information acquired from helimag surveys to provide quality information for terrain correction. Geophysical also uses ground probing radar in determinations of alluvial reserves and precise definition of mineralization boundaries in advance of extraction.

         Geophysical has resources which are fully proficient in manipulating and interpreting satellite remote sensing (MSS, TM, Spot and Radarsat) data. This is an efficient large area geological mapping tool used in places where little geological information is available. While satellite sensing imagery does not map far into the sub-surface, it does reveal near surface structural detail such as major faults, folds, geological unit boundaries and surface drainage patterns.

         Geophysical believes that the land mine detection and removal business is a $33 billion market and that the average cost of detecting and removal of a land mine is approximately $1,000 per mine. In the opinion of Geophysical, it has one of the most sensitive technologies for this purpose.

         The Company believes that the business of Geophysical is at a most opportune moment because the United Nations and the Red Cross each have new initiatives to rid the world of land mines.

         Geophysical's technology has been developed over the last 15 years and in all detection categories has performed at the forefront if not outright best, in each of the three years that the United States Department of Defense has hosted its "Advanced Technology Demonstration Program" at the Jefferson Proving Ground.

         Additionally, Geophysical has been operating within the Australian mineral exploration market over the past eighteen years and the unexploded ordnance industry worldwide (U.S.A. and Europe) since 1986. The technology has recently been developed and enhanced further for the detection of anti-personnel land mines.

         Geophysical's mapping technology can also be used from a plane or helicopter and hence can rapidly and inexpensively map out mineral deposits over a large area with substantial accuracy.

         Geophysical also has a formal alliance with Lockheed Martin whereby Geophysical will be subcontracted for UXO (unexploded ordnance) detection on all Lockheed Martin clearance contracts.

Business of Greatlands

         The KAD technology previously referred to above in the caption entitled "Background" is used in the purification of water. This technology is presently owned by the University of Queensland, Queensland, Australia and will be licensed to Greatlands by UniQuest, the commercialization company of the University of Queensland. The Greatlands option to acquire a license (this option can be terminated under the terms of the agreement by either party prior to the initial payment being received by UniQuest) in the technology from UniQuest will apply to the following industries: (1) industrial waste water treatment; (2) municipal water treatment; (3) boiler water treatment; and (4) cooling water treatment. These elements make up the majority of the $300 billion a year water treatment industry.

         KAD is presently licensed to a company in Australia which is not related to VisionCorp or the Company and which is engaged in the business of mine site remediation in Australia, North America, parts of Asia and Africa. Greatlands will not, therefore, be licensed in this industry.

         The water treatment industry is predicted to grow substantially over the next few years as developed countries continue to reduce discharge limits and developing countries begin to enforce environmental standards.

         As stated above, it will be necessary for Greatlands to expend approximately $1,700,000 in development costs for KAD to acquire the licensing rights for the water treatment product. Upon Greatlands attaining full licensing rights, UniQuest will be granted a 40% interest in Greatlands, which means that UniQuest will have a residual interest in the technology of 40% after acquisition by Greatlands. Initial investigations are being undertaken for removal of manganese metal from town and city water reserves and for the removal of ammonia effluents from fertilizer manufacturing plants.

         As stated above, VisionCorp's interest in the businesses described requires substantial payment of funds, the receipt of which cannot be assured. There are more specific details to these requirements in the form of written agreements between the parties which are filed with this Report.

         At the present time, there are no operations in Greatlands which is awaiting funding from the Company.

Competition.

         There is world-wide competition for each of the industries engaged in by the Company through its subsidiary VisionCorp, Inc. A number of very large companies are engaged in underground mine and unexploded bomb detection and elimination. Many of these companies have greater political influence with governments where these items exist, far greater capital and personnel than the Company. The Company also will experience competition from local companies and individuals engaged in this activity, all of whom will have the advantage of proximity.

         The Company will compete with these companies and individuals by offering, in the Company's opinion, a better technology and service with a high degree of accuracy and ability to offer more assurance of clearing ordnance from a particular area.

         The Company will also be in competition with a number of companies engaged in out- source exploration programs offered by mining companies with mineral discovery operations. Many of these companies have greater resources in the form of capital, personnel and equipment than the Company. The Company intends to compete by again, in its opinion, offering greater technology.

         Although the Company's technology in these fields is perceived by it as being advanced, it is not universally recognized or proven at this time.

         There is also intense world-wide competition for water treatment and environmental projects. The Company will be involved in competition in this area with many very large corporations engaged in water treatment operations. Many of these companies have universally known reputations in the industry with far greater resources than the Company. In order to gain recognition, the Company will be required to do extensive marketing of its product.

         The Company will compete in this industry by offering, in its opinion, an inexpensive and highly capable method of clearing water of impurities through the use of KAD.

ITEM 2. Properties.

         The Company does not directly own any properties and temporarily utilizes small office space in an office suite in New York City at a rental of $4,000 per month which includes telephone and secretarial service. The Company has no agreements with respect to the maintenance or future acquisition of office facilities; however, if full time operations are achieved through its interests in VisionCorp, it is anticipated that the office of the Company will be moved to more suitable space. The Company does not have a long-term lease for its present facilities.

ITEM 3. Legal Proceedings.

         Prior to the change in control of the Company which took place when it was acquired by Shiretalk Investments, Inc. and Globe Chain Limited on January 16, 1998, as previously reported in the Company's 8-K report for January 26, 1998, the Company was involved in proceedings with the State of New Jersey, the State of Utah and the Securities and Exchange Commission which occurred because of the manner in which its initial shares of common stock were sold. The former control persons are no longer involved with the Company as directors or officers and have sold the substantial part of their respective interests to new shareholders. The new control persons do not have any similar background of securities violations and intend to attempt to clear these matters with the States of New Jersey and Utah.

         More specifically, the following litigation took place between the Company and the various regulatory agencies:

         On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of Capital General Corporation, David R. Yeaman and 74 other named defendants, Nevada and Utah corporations including the Company, which complaint proposed that civil monetary penalties totalling $30,000 be assessed against Capital General Corporation for alleged violations of the Uniform Securities Law (1967), N.J.S.A. 49:3-47 et. seq. by (1) selling to 24 New Jersey residents between April 1986 and May 1991, securities in 25 of the 74 above referred to respondent corporations named in the proceeding, including the Company, which were neither registered nor exempt from registration, and (2) making untrue statements of material fact and omitting to state material facts in connection with said New Jersey sales in 6 of the 74 above referred to resident corporations named in the proceeding, not including the Company. Also on January 7, 1994, the Bureau of Securities of the State of New Jersey, based on substantially similar allegations as in the above referred complaint, issued its Order Denying Exemptions and to Cease and Desist. This order summarily denied the exemptions contained in N.J.S.A. 49:3- 50(b), (1),
(2), (3), (9), (11) and (12) of the securities of Capital General Corporation and the other 74 respondent corporations, including the Company, except that excluded from the summary denial of the exemption contained in N.J.S.A. 49-3-50(b)(12) is the Offer of Rescission by Capital General Corporation to 24 New Jersey residents pursuant to the offer of rescission which began about April 28, 1993. This order also ordered Capital General Corporation and David Yeaman to Cease and Desist from offering or selling any securities in blind pool corporations into, or from the State of New Jersey.

         Capital General and David Yeaman filed answers denying the material allegations of said complaint and resisting the imposition of civil monetary penalties, and the Order Denying Exemptions and to Cease and Desist. Subsequently the issues raised in said complaint and order were settled by agreement between the Bureau of Securities and Mr. Yeaman and Capital General Corporation in a consent order dated July 11, 1994 and approved by an administrative law judge of the State of New Jersey Office of Administrative Law September 2, 1994. Under the terms of the consent order, all claims in the complaint against all named respondents were settled by the payment of a $3,000 civil penalty, and the order was modified so that it does not apply to 27 of the respondent companies; however, the order does still apply to the Company.

         During 1986 and 1987, Capital General gifted very small percentages of stock (usually 100 shares to each donee) in the following companies, which includes the Company, to approximately 1,000 persons or entities: Amenity, Inc., Dogmatic, Inc., Mystic Industries, Inc., Highland Mfg., Inc., Kowtow, Inc., Noble Industries, Inc., Oryan Capital Corporation, Pegasus Star Enterprise, Inc., Showstoppers, Inc., Hightide, Inc., Grandeur, Inc., Fantastic Industries, Inc., Jugglar, Inc., Xebec Galleon, Inc., Golden Home Health Care Equipment Centers, Inc., Nighthawk Capital, Inc., Instrument Development Corporation, Panther Industries, Inc., Owl Enterprises, Inc., Quail, Inc., GBS Technologies Corporation, H & B Carriers, Inc., Florida Growth Industries, Inc., Macaw, Inc., Longhorn Enterprise, Inc., Koala Corporation, Yahwe Corporation, Star Dolphin, Inc., Jackal, Inc., Hyena Capital, Inc., Gopher, Inc., Flamingo Capital, Inc., Egret, Inc., Cetacean Industries, Inc., Bonito, Inc., Alpaca, Inc., Zeus Enterprise, Inc., Tamarind, Inc., Saber, Inc., Radar, Inc., Quiescent
Corporation, Vanadium, Inc., Upsilon, Inc., Why Not?, Inc., Bestmark, Inc., Missouri Illinois Mining Co., Inc.

         Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 in as much as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State Courts, to have violated the registration provisions of the Utah Uniform Securities Act. See In re Amenity Inc., No. SD-86-11 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C87-2625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498 (Utah Ct. App.) cert. denied, 781 P.2d 873 (Utah S. Ct. 1989); In re H&B Carriers Inc., No. 87-09-28-01 (Utah Sec. Adv. Bd., Apr. 15, 1988) aff'd No. 88-5900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., Case No 91- 196 (Utah Ct. App. February 10, 1992. All of the remaining companies listed above were parties to the H&B Carriers order.

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

         Capital General Corporation and David Yeaman are no longer affiliated with the Company as officers, directors or control persons.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters.

         Trading in the Company's Common Stock has been on a very limited basis. Active trading on a regular basis began after the Company's acquisition of VisionCorp in January, 1998. The principal market on which the Company's securities are traded is the over-the-counter market on the OTC Bulletin Board. The following table shows for the periods indicated the range of high and low bid quotes for the Common Stock of the Company which were obtained from the National Quotation Bureau and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

                          COMMON STOCK TRADING HISTORY

                                                    High               Low
Quarter ended December 31, 1997                     0.25              0.25
Quarter ended March 31, 1998                        4.00              3.75

         There was no other trading reported.

         On June 17, 1998 the reported high bid price for the Company's Common Stock was $1.125. The number of record holders of the Company's Common Stock on June 18, 1998 was 721. There currently are three market makers for the Company's securities.

     The Company has not paid any dividends. There are no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, is determined by the Board of Directors based upon conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions on the Company's ability to pay dividends.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Until its acquisition of VisionCorp on January 16, 1998, the Company had no operational history. The Company's ownership of VisionCorp provides it only with secondary operations through VisionCorp's 60% interest in Geophysical Technology Limited ("Geophysical"), an Australian corporation which is actually engaged in business. In order for VisionCorp to continue its interest in Geophysical, it will be necessary for it to spend approximately US $1,300,000 in development costs for Geophysical's technology. These funds are presently not available to VisionCorp or the Company and the Company is now primarily occupied with the financing of this project. Similarly, VisionCorp, through its ownership of Greatlands WaterWorks Limited, has an option to acquire a 60% interest in a water purification process described above, after the expenditure of approximately US $1,700,000.

         However, for the period indicated in this report, there were no operations and the financial statements reflect that fact. For the first quarter of 1998 the only operations of the Company will be through its indirect ownership of 60% of Geophysical, as indicated above.

         The Company should still be considered a development stage enterprise subject to all of the risks of a new and inexperienced business.

         As of May 1, 1998, the Company had no liquidity and no presently available capital resources, such as credit lines, or guarantees, etc.

         As indicated in the Financial Statements, there has been no change from year to year due to the inactivity of the Company for the period reported. The Financial Statements clearly show that the Company has no assets and no liabilities for the period and no operations were conducted for the fiscal year ended December 31, 1997.

         The Company's future will depend on its ability to raise sufficient funds to acquire its interest in Geophysical and in the technology for development of the water purification process through Greatlands. At this time there are no commitments for such funds and no assurances that the Company will be successful in obtaining financing under acceptable terms or under any circumstances.

ITEM 7. Financial Statements.

         The response to this item is submitted as a separate section to this report (see Pages F-1 to F-8).

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There have been no changes in and no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors. The directors were appointed in January, 1998 and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

         Martin G. Wotton, Age 36, is presently a director of Greatlands Group of Companies Ltd., Brisbane, Australia, where his principal responsibility is investments and venture capital. He has held this position since 1996. From 1995 to 1996, Mr. Wotton was associated with the stock brokerage firm of Burdett, Buckeridge & Young, Ltd., Sydney, Australia. From 1990-1995 Mr. Wotton was associated with the stock brokerage firm of McKinley Wilson and Co. Ltd., Sydney, Australia.

         B. Bruce Freitag, Age 67. Mr. Freitag has been a practicing attorney for 38 years in the area of securities and business law. He is formerly a director of Thor Energy Resources, Inc., an American Stock Exchange oil exploration company, Tyler, Texas, where he was chairman of the audit committee and a member of the compensation committee. Management of Thor recently repurchased all of the shares on the market and Thor became a privately-owned corporation. Mr. Freitag was also a member of the Board of Directors of Tucker Drilling Company, Inc., a contract oil drilling company, San Angelo, Texas. Tucker recently merged with Paterson Energy Corporation.

ITEM 10. Executive Compensation.

         The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf. No remuneration has been paid to the Company's officers or directors during the previous fiscal year ended December 31, 1997. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries until actual operations commence. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management at this time. Substantial changes may occur in the structure of the Company and its management when operations begin. At such time, contracts may be negotiated with management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

                  The following table sets forth at the date of this Report, the stock ownership of each person known by the Company to be beneficial owner of five percent (5%) or more of the Company's Common Stock and by all officers and directors as a group:

            Name and Address                            Amount of                      Percent
           of Beneficial Owner                    Beneficial Ownership                of class
----------------------------------------  -----------------------------------   ----------------------
Shiretalk Investments, Inc.                                         5,000,000                    45.5%
599 Lexington Ave
New York, New York 10022

Globe Chain Limited                                                 5,000,000                    45.5%
Omar Hodge Building
Wickham Cay 1
PO Box 362
Road Town, Tortola
British Virgin Islands

Martin G. Wotton                                               5,000,000(1)(2)                   45.5%
599 Lexington Ave., Suite 2300
New York, NY 10022

B. Bruce Freitag                                                            0                     0.0%
599 Lexington Ave., Suite 2300
New York, NY 10022

All Officers and                                                    5,000,000                    45.4%
Directors as a Group
(Consisting of two Per-
sons) (2)

-----------------------
         (1) Shiretalk Investments, Inc., Globe Chain, Ltd. and Martin G. Wotton may be deemed to be the Company's "parents" and "promoters," pursuant to the Rules and Regulations promulgated under the 1933 Act.

         (2) Martin G. Wotton is the sole owner of the outstanding capital stock of Shiretalk Investments, Ltd. and, since he is in a position to control the actions of Shiretalk, the beneficial interest in the shares of Common Stock held by Shiretalk are attributable to Mr. Wotton.

ITEM 12. Certain Relationships and Related Transactions.

         Shiretalk Investments, Inc. and Globe Chain Limited, the Principal Shareholders of the Company entered into an agreement with the Company in January, 1998 in which it was agreed that the Company would acquire all of the Common Stock of Shiretalk and Globe in VisionCorp, Inc. in exchange for a total of 10,000,000 shares of the Company's Common Stock. The Agreement was negotiated at "arms length" with the then management of the Company. At the time of the consummation of the agreement, the Company's Common Stock was traded infrequently on the OTC Bulletin Board at approximately $0.25 per share.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed pursuant to Item 601 of Regulation S-K:

     3(i) Amendment to Articles of Incorporation showing change of name.

     10   (a) Agreement between the Company and VisionCorp, Inc.

          (b)  Agreement  between  VisionCorp,  Inc. and Geophysical  Technology
               Ltd.

          (c) Agreement between Greatlands Investments (Australia) Limited and UniQuest Limited

          (d)  Novation Deeds


     (b)  Reports on Form 8K

                           The  Company  did not  file any  reports  on Form 8-K
                  during the fiscal year ended December 31, 1997; however, two reports on Form 8-K were filed after the fiscal year ended, each of which are hereby incorporated by reference. The first report was dated January 26, 1998 and reported the acquisition of VisionCorp, Inc. and the second report was dated March 3, 1998 and reported the change of name from Flamingo Capital, Inc. to VisionGlobal Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VISIONGLOBAL CORPORATION



Date:  June 17, 1998            By: /s/ Martin G. Wotton
                                   ---------------------
                                Martin G. Wotton, President
                                Chief Executive Officer and
                                Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 17, 1998            /s/ Martin G. Wotton
                                Martin G. Wotton, President,
                                Chief Executive Officer, Chief
                                Financial Officer and Director

Date:  June 17, 1998            /s/ B. Bruce Freitag
                                B. Bruce Freitag, Secretary/Treasurer,
                                and Director

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                      SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS          TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                        FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS          E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
VisionGlobal Corporation
(Formerly Flamingo Capital, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of VisionGlobal Corporation (formerly Flamingo Capital, Inc.) (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of April 16, 1986 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VisionGlobal Corporation (formerly Flamingo Capital Inc.) (a development stage company) as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of April 16, 1986 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                   /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 25, 1998

                            VISIONGLOBAL CORPORATION
                        (Formerly Flamingo Capital, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                      12/31/97              12/31/96
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $               0     $               0
                                                                                 -----------------     -----------------

                                                  TOTAL CURRENT ASSETS                           0                     0

OTHER ASSETS
         Organization costs (Note 1)                                                             0                     0
                                                                                 -----------------     -----------------
                                                                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

           LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                        $               0     $               0
                                                                                 -----------------     -----------------

                                           TOTAL CURRENT LIABILITIES                             0                     0

STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
           Authorized - 100,000,000 shares
           Issued and outstanding  1,000,000 shares                                          1,000                 1,000
         Additional paid-in capital                                                          1,000                 1,000
         Deficit accumulated during
           the development stage                                                            (2,000)               (2,000)
                                                                                 -----------------     -----------------

                                        TOTAL STOCKHOLDERS' EQUITY                               0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $               0
                                                                                 =================     =================

See Notes to Financial Statements.

                            VISIONGLOBAL CORPORATION
                        (Formerly Flamingo Capital, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                       4/16/86
                                                 Year               Year              Year            (Date of
                                                 ended              ended             ended           inception) to
                                               12/31/97           12/31/96          12/31/95          12/31/97
                                            -------------     ---------------   ----------------    ----------------
Net sales                                   $           0     $             0   $              0    $              0
         Cost of sales                                  0                   0                  0                   0
                                            -------------     ---------------   ----------------    ----------------

                      GROSS PROFIT                      0                   0                  0                   0

General & administrative
 expenses                                               0                   0                  0               2,000
                                            -------------     ---------------   ----------------    ----------------

                          NET LOSS          $           0     $             0   $              0    $         (2,000)
                                            =============     ===============   ================    ================


Net income (loss) per weighted
 average share                              $         .00     $           .00   $           .00
                                            =============     ===============   ================


Weighted average number of
 common shares used to compute
 net income (loss) per weighted
 average share                                  1,000,000           1,000,000          1,000,000
                                            =============     ===============   ================







See Notes to Financial Statements.

                            VISIONGLOBAL CORPORATION
                        (Formerly Flamingo Capital, Inc.)
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                             Deficit
                                                                                                           Accumulated
                                                          Common Stock                 Additional            During
                                                        Par Value $0.001                Paid-in             Development
                                                     Shares            Amount            Capital               Stage
                                                 --------------    --------------    -----------------    --------------
Balances at 4/16/86
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common
             stock (restricted)
             at $.002 per share
             at 6/16/86                               1,000,000             1,000                1,000
         Net loss for period                                                                                      (1,950)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/86                                  1,000,000             1,000                1,000            (1,950)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/87                                  1,000,000             1,000                1,000            (1,960)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/88                                  1,000,000             1,000                1,000            (1,970)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/89                                  1,000,000             1,000                1,000            (1,980)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                1,000            (1,990)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/97                                  1,000,000    $        1,000    $           1,000    $       (2,000)
                                                 ==============    ==============    =================    ==============

See Notes to Financial Statements.

                            VISIONGLOBAL CORPORATION
                        (Formerly Flamingo Capital, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                             4/16/86
                                                       Year               Year              Year            (Date of
                                                       ended              ended             ended          Inception) to
                                                      12/31/97           12/31/96          12/31/95          12/31/97
                                                   --------------     --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                         $            0     $            0    $            0    $       (2,000)
         Adjustments to reconcile
             net income (loss) to
             cash used by operating
             activities:
                  Amortization                                  0                  0                 0                50
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      OPERATING ACTIVITIES                      0                  0                 0            (1,950)

INVESTING ACTIVITIES
         Organization costs                                     0                  0                 0               (50)
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                      0                  0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                          0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                      0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                      0                  0                 0                 0
         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                  CASH & CASH EQUIVALENTS
                           AT END OF YEAR          $            0     $            0    $            0    $            0
                                                   ==============     ==============    ==============    ==============




See Notes to Financial Statements.

                            VISIONGLOBAL CORPORATION
                        (Formerly Flamingo Capital, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


NOTE 1:                SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Accounting Methods:
         The Company recognizes income and expenses based on the accrual method of accounting.

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

         At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

                  Year Ended               Expires                Amount

               December 31, 1986       December 31, 2001     $         1,950
               December 31, 1987       December 31, 2002                  10
               December 31, 1988       December 31, 2003                  10
               December 31, 1989       December 31, 2004                  10
               December 31, 1990       December 31, 2005                  10
               December 31, 1991       December 31, 2006                  10
                                                             ---------------

                                                             $         2,000
                                                             ===============

NOTE 2:                DEVELOPMENT STAGE COMPANY
         The Company was incorporated under the laws of the State of Utah on April 16, 1986 as Flamingo Capital, Inc. and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. On March 3, 1998, the name was changed to VisionGlobal Corporation.

NOTE 3:                CAPITALIZATION
         On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash, for an average consideration of $.002 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

NOTE 4:                RELATED PARTY TRANSACTIONS
         The Company neither owns or leases any real property. Office services were provided, without charge, by Capital General Corporation. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between

                            VISIONGLOBAL CORPORATION
                        (Formerly Flamingo Capital, Inc.)
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 1997


NOTE 4:                RELATED PARTY TRANSACTIONS (continued)
          the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:                SUBSEQUENT EVENTS
         On January 16, 1998, the Company entered into an agreement with all of the shareholders of VisionCorp, Inc., ("VisionCorp") a Delaware corporation, to acquire all of the outstanding shares of common stock of VisionCorp, so that VisionCorp would become a wholly owned subsidiary of the Company. The consideration for the purchase was the issuance of ten million shares of the Company's common stock in exchange for all of the outstanding shares of VisionCorp.

         Since the Company issued ten million shares of its common stock in the transaction to VisionCorp shareholders, the holders of all of the common stock of VisionCorp became control shareholders in the Company.

         VisionCorp is at present a holding company whose principal business will be to foster, develop and manage companies in highly-technical businesses. VisionCorp also intends to become an operating company in the near future.

         At the present time, VisionCorp has an option to acquire a 60% interest in Geophysical Technology Limited ("Geophysical"), an Australian company, which developed and owns imaging technology for detection of metallic and non-metallic objects under the ground. Geophysical has been operating for 18 years.

         The principal markets in which Geophysical operates are: (1) detection of anti-personnel land mines; (2) detection and removal of unexploded ordnance; and (3) aerial and land based exploration and mapping of precious metals deposits.

         Geophysical believes that the landmine detection and removal business is a $33 billion market and that the average cost of detecting and removing a landmine is approximately $1,000 per mine. In the opinion of Geophysical, it has one of the most sensitive technologies for this purpose.

         The Company believes that the business of Geophysical is at a most opportune moment because the United Nations and the Red Cross each have new initiatives to rid the world of land mines.

         Geophysical's technology has been developed over the last 15 years and has won the United States Department of Defense's annual Jefferson Airbase UXO detection trials (the world standard) for small ordnance detection over the past three years.

         Additionally, Geophysical has been operating within the Australian mineral exploration market over the past eighteen years and the unexploded ordnance industry worldwide (U.S.A. and Europe) since 1986. The technology has recently been developed and enhanced further for the detection of anti-personnel land mines.

         Geophysical's mapping technology can also be used from a plane or helicopter and hence can rapidly and inexpensively map out mineral deposits over a large area with substantial accuracy.

         Geophysical   has  a  formal  alliance  with  Lockheed  Martin  whereby
         Geophysical will be subcontracted for UXO detection on all Lockheed Martin clearance contracts.

         VisionCorp is required to pay $35,000 per month to Geophysical until June, 1998 when it must pay $1,156,000, the balance due for the purchase of its interest in Geophysical. VisionCorp has paid the first installment of $35,000 and believes it has a commitment for the balance due to be paid in June. All funds paid to the Company will be applied for the acquisition of its businesses.

                            VISIONGLOBAL CORPORATION
                        (Formerly Flamingo Capital, Inc.)
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 1997


NOTE 5:                SUBSEQUENT EVENTS (continued)
         While VisionCorp believes it has the necessary funding to conclude the acquisition of a 60% interest in Geophysical, there are always uncertainties in raising funds for new businesses and therefore, no assurances are given that the funds necessary to complete the purchase will be available when needed.

         VisionCorp also owns a 100% interest in Greatlands WaterWorks Limited ("Greatlands"), which in turn holds an option to acquire a worldwide license for manufacturing and distributing of a proprietary water treatment material which absorbs toxic contaminants from water.
         Greatlands considers this product, known as the "Kaolin Amorphous Derivative" (or "KAD"), to be an extremely efficient and high capacity absorbent to remove contaminants from water. KAD is inexpensive to make and safe to use. This material can be regenerated after use and made available to be used again, which makes KAD an attractive alternative because of the large reduction in operating costs KAD can provide.

         The KAD technology is presently owned by the University of Queensland, Queensland, Australia. The Greatlands option to acquire an interest in the technology from the University of Queensland will apply to the following industries: (1) waste water treatment; (2) drinking water treatment; (3) boiler water treatment; and (4) cooling water treatment. These elements make up the majority of the $300 billion a year water treatment industry.

         KAD is presently licensed to a company in Australia which is not related to VisionCorp or the Company and which is engaged in the business of mine site remediation in Australia for the treatment of mine site contamination in Australia. Greatlands will not, therefore, be licensed in this industry.

         The water treatment industry is predicted to grow substantially over the next few years as developed countries continue to reduce discharge limits and developing countries begin to enforce environmental standards.

         VisionCorp's ownership of Greatlands will require an initial payment of $135,000 to maintain the option for exercise into the full license rights. The full license will not be granted until an excess of $1,700,000 has been provided by Greatlands for the development of KAD for specific application to the above mentioned industries. Upon attaining full licensing rights, the University of Queensland will be granted a 40% interest in Greatlands, which means that the University of Queensland will have a residual interest in the technology of 40% after acquisition by Greatlands. Initial development is currently being undertaken for removal of metals from town and city water reserves and for the removal of ammonia from fertilizer.

         As stated above, VisionCorp's interest in the businesses described above requires substantial payment of funds, the receipt of which cannot be assured. There are more specific details to these requirements in the form of written agreements between the parties which are not presently available and which will be filed as an amendment to this filing.

                                    EXHIBITS

                                   Filed With

                          Annual Report on Form 10-KSB

                            VISIONGLOBAL CORPORATION

                                  EXHIBIT 3(i)

Filed In The Office of the Secretary of State of Nevada February 6, 1998 - C17606-93

                            CERTIFICATE OF AMENDMENT
                                       OF
                            ARTICLES OF INCORPORATION
                                       OF

                             FLAMINGO CAPITAL, INC.

         We the undersigned President and Secretary of FLAMINGO CAPITAL, INC. do hereby certify:

              The Board of Directors of said corporation at a meeting duly convened, held on the 6th day of February, 1998 adopted a resolution to amend the original Articles of Incorporation as follows:

              Article I is hereby amended to read as follows:

              The name of the corporation is VisionGlobal Corporation

              Except as so amended the Articles of Incorporation are hereby ratified, confirmed and approved in the original form previously filed.

              The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 11,000,000; that said change and amendment has been approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.


                         /s/ Martin G. Wotton

                         Martin G. Wotton, President


                         /s/ B. Bruce Freitag

                         B. Bruce Freitag, Secretary

State of New Jersey )
                                      : ss.
County of Bergen    )

     On February 6, 1998, personally appeared before me, a Notary Public, Martin
G. Wotton and B. Bruce Freitag, president and Secretary, respectively, of Flamingo Capital, Inc. who acknowledged that they executed the above instrument.

                          /s/  Margaret E. Simko

                               Signature of Notary

                        My Commission Expires 3/31/99

                                  EXHIBIT 10(a)

                ACQUISITION AGREEMENT AND PLAN OF REORGANIZATION


     THIS AGREEMENT AND PLAN OF REORGANIZATION, entered into this 16th day of January, 1998, by between and among:

              FLAMINGO CAPITAL, INC., a corporation organized under the laws of the State of Nevada, with its principal offices located at 3098 South Highland Drive, Suite 460, Salt Lake City, Utah (hereinafter referred to as the "Company" or the "Acquiror");

              VISIONCORP, INC., a corporation organized under the laws of Delaware, with principal offices at 39 Sackerman Ave. North Halledon, NJ 07508 (hereinafter referred to as "Vision" or "Acquiree"); and

              The persons named and set forth in Schedule A annexed hereto and made a part hereof (hereinafter referred to as the "Sellers" or "Shareholders"), being all of the shareholders of Acquiree;

     All of  the  foregoing  are  sometimes  collectively  referred  to as  "the
Parties."


                      W I T N E S S E T H :

     WHEREAS, the Company desires to acquire all of the outstanding Shares of capital stock of Vision, which shares are owned by the Sellers (hereinafter referred to as the "Acquiree Shares"), in exchange for a total of 10,000,000 shares of the common stock of the Company (hereinafter referred to as the "Company's Common Stock"), so that upon completion of the transaction, Vision will become a wholly-owned subsidiary of the Company pursuant to a plan of reorganization pursuant to Section 368 (a)(1)(B) of the Internal Revenue Code of 1986, in which all of the voting stock of Vision will be exchanged solely for voting stock of the Company as hereinafter provided; and

     WHEREAS, The Company confirms that (i) there is no other class of securities authorized, either issued and outstanding or authorized, except for 100,000,000 shares of the Company's Common Stock, par value $0.001 per share; and (ii) there are no warrants, options, rights or other obligations of any nature and kind whereby the Company would be obligated to issue any shares of common stock or of any other type or kind of security, except as set forth on Schedule B; and (iii) there are not more than 1,000,000 shares of common stock issued; and

     WHEREAS, Acquiree confirms that the shares of Common Stock of Acquiree, listed in Schedule A annexed hereto, are all the shares of Common Stock of Acquiree issued and outstanding, and that no other person or entity has any right or entitlement to receive any further shares of common stock, or of any other class or type of security of Acquiree; and

     WHEREAS,  the  parties  hereto  desire to  reorganize  the  management  and
operations  of  Vision  and  the  Company  in   accordance   with  the  Plan  of
Reorganization hereafter stated in Paragraph 1.

     NOW,   THEREFORE,   in   consideration   of   the   promises   and   mutual
representations, warranties and covenants herein contained, the

Parties hereto adopt this Acquisition Agreement and Plan of Reorganization (the "Agreement"), and hereby agree as follows:

              1. Exchange of Shares and Plan of Reorganization. The Parties hereby agree that at the Closing Date hereinafter specified and subject to the conditions hereof, all of Vision's voting stock shall be acquired by the Company in exchange solely for 10,000,000 shares of the Company's voting Common Stock, and Vision shall become a wholly owned subsidiary of the Company, and the management and operations of Vision and the Company shall be reorganized as determined by the Parties. The Shareholders of Vision specifically agree to exchange their shares as hereby indicated in Schedule A for the number of shares of the Company's Common Stock indicated after their names, all in a transaction intended to be a tax free exchange pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986. It is understood that when received by the Shareholders, the Company's Common Stock will be deemed "restricted securities" as defined by Rule 144 promulgated under the Securities Act of 1933, as amended, (the "Act").

     2. Delivery of Shares. On the Closing Date as set forth herein and subject to the conditions hereinafter set forth, the Shareholders will deliver to the Company stock certificates and/or stock powers representing all of the issued and outstanding shares of Vision's Common Stock, duly endorsed, so as to make the Company the sole owner and holder thereof, free and clear of all claims and encumbrances; and the Company shall deliver certificates representing 1,500 shares of the Company's Common Stock to the Shareholders so as to make the Shareholders the sole owner and holder thereof, free and clear of all claims and encumbrances, which Shares will be subject to the restrictions on transfer described herein. All of the shares of Common Stock issued to the Shareholders shall be fully paid and non-assessable.

     3. Representations of Vision and the Shareholders. Vision hereby represents and warrants to the Company, with respect to its operations and financial condition, and the Shareholders of Vision hereby represent and warrant to the Company, with respect to the matters specified in Sections 4.2, 4.3, 4.8, 4.10 and 4.12, that the representations set forth below are true and correct as of the date hereof and will be true and correct as of the Closing Date (as hereinafter defined):

              3.1 Organization and Capitalization. Vision is validly organized and existing in good standing under the laws of the State of Delaware, having been incorporated thereunder on December 31, 1997 , and on the Closing Date will have a total of 1,500 shares of Common Stock, $.01 par value, of Common Stock authorized, of which 1,500 shares will be duly issued and outstanding and owned by the Shareholders, in the amounts set forth on Schedule A annexed hereto, which shares constitute the Acquiree Shares to be transferred to the Company hereunder and represent all of the issued and outstanding shares of capital stock of the Company;

              3.2 Corporate Action Taken. Vision has taken all requisite corporate action required under its Certificate of Incorporation, By-Laws and/or the Laws of the State of Delaware, to the extent necessary to enter into this Agreement and to carry out the terms and conditions to be performed by it. Similarly, the Shareholders represent that they are under no impediment or constraint, legal or otherwise, which would prevent them from entering into this Agreement;

              3.3 Liens, Claims and Encumbrances. The Acquiree Shares are duly and validly issued, fully paid and non-assessable, are free and clear of all voting trusts, agreements, arrangements, liens and all other encumbrances, claims, equities and liabilities of every nature, and Vision, having duly taken all corporate action required therefore, had the unqualified right to issue the Acquiree Shares to the Shareholders and to deliver clear and unencumbered title thereto. Except as otherwise described in this Agreement, there are no outstanding options, contracts, calls, commitments or demands of any character relating to the authorized, but previously unissued, shares of common stock of Vision. Vision's common stock is the sole class of stock authorized by its Articles of Incorporation and Vision is under no obligation, legal or otherwise, to establish any such other class of common stock, or any other type of security. The Shareholders, and each of them, have the unqualified right to transfer and dispose of the Acquiree Shares as contemplated herein, and upon the closing hereunder, clear and unencumbered title thereto shall be conveyed to the Company;

              3.4 Qualification. Vision is, or will promptly become, duly qualified as a foreign corporation in good standing in each state in which such qualification is necessary except where the failure to be so qualified would not materially adversely affect Vision;

              3.5 Execution and Performance Approved. The execution of this Agreement by Vision, and the performance by the Vision of its covenants and undertakings hereunder have been duly authorized by all requisite corporate action, and approved by the Board of Directors and the Shareholders of Vision; Vision has the corporate power and authority to enter into this Agreement and perform the covenants and undertakings to be performed by it hereunder, and is under no impediment which would adversely affect its ability to consummate or prohibit it from consummating this transaction;

              3.6 Financial Statements. Vision has delivered, or on or before the Closing Date will deliver, to the Company copies of its balance sheet as at the end of its most recent fiscal year, such financial statements having been internally prepared by management, together with any applicable income statements, also prepared by management. Said financial statements are complete, accurate and fairly present the financial condition of Vision as of the dates thereof, all in conformity with generally accepted accounting principles applied on a consistent basis. Vision has no material liabilities, either fixed or contingent, not reflected in such financial statements, other than contracts or obligations in the ordinary and usual course of business, and no such contracts or obligations in the usual course of business constitute liens or other liabilities which, if disclosed, would alter substantially the financial condition of the Company as reflected in such financial statements. All liabilities for the current year and for taxes due to any governmental authority having jurisdiction for all prior years, including any income and sales taxes or other taxes for which Vision has any liability, have been paid in full or have been adequately provided for in said financial statement in accordance with generally accepted accounting principles.

              3.7 Taxes. Vision has filed all federal, state, county and local income, excise, property and other tax returns, forms or reports which are due or required to be filed by it prior to the date hereof, and has paid or made adequate provisions for the payment of all taxes, fees or assessments which have or may become due pursuant to such returns or pursuant to any assessments received;

              3.8 Litigation. Vision is not involved in any pending litigation or governmental investigation or proceeding, and to the best of Vision's knowledge, no material litigation, claim, assessment or governmental investigation or proceeding is threatened which might reasonably be expected to result in any material change in the business or condition, financial or otherwise, of Vision or in any of its properties or assets, or which might reasonably be expected to result in any material liability on the part of Vision or which questions the validity of this Agreement, or might reasonably be expected to otherwise adversely affect Vision, or of any action taken or to be taken pursuant to or in connection with the provisions of this Agreement. The Shareholders represent that they, and each of them, are not involved in any pending material litigation or governmental investigation or proceeding which would, to the best of their knowledge and information, affect their ownership of the Acquiree Shares or their ability to enter into this Agreement or to carry out its terms and conditions or which would, in the case of officers, directors or employees of Vision, impair their ability to carry out their duties as such officers, directors or employees now or in the future. The Shareholders further covenant that to the best of their knowledge and information, no such material litigation, claim, assessment or governmental investigation or proceeding of any kind exists or is threatened either against them or Vision.

              3.9 Other Agreements. Vision has not breached, and there are no pending or threatened claims or any legal basis for a claim that Vision has breached, any of the terms or conditions of any material agreement, contract or commitment to which it is a party or is bound, and the execution and performance hereof will not violate any law or any provisions of any agreement to which Vision is subject;

              3.10 Compliance with State and Federal Requirements Concerning Organization and Issuance of Stock. Vision has complied with all state, federal and local laws in connection with its formation, issuance of securities, organization, capitalization and operation, and no contingent liabilities have been threatened, or claims made or threa tened with respect thereto, including claims for violation of any state or federal securities laws and there is no basis for any such claim or liability except in all such cases for violations and claims which individually or in the aggregate would not ma terially adversely affect Vision. No consent, approval, authorization or order of, or registration, qualification, designation, declaration or filing with, any governmental authority is required on the part of either Vision or Shareholders in connection with the execution and delivery of this Agreement, or the carrying out of any of the transactions contemplated hereby;

              3.11 By-Laws and Certificate of Incorporation. All copies of Vision's Certificate of Incorporation, By-laws, and all other documents and records of Vision and all amendments thereto that have been furnished, or prior to the Closing Date, will be fur nished to the Company by or on behalf of Vision and are or will be true and complete;


              3.12 Power to Enter Into Agreement. Vision and Shareholders have full power, authority and legal right to enter into this Agreement and to consummate the transac tions contemplated hereby; the execution and delivery of this Agreement, the consummation of the transactions contemplated hereby and the compliance by Vision and the Shareholders with the provisions hereof will not: (i) conflict with or result in a breach of any provisions of, or constitute a material default (or an event which, with notice or lapse of time or both, would constitute a material default) under, or result in the creation of any material lien, security interest, charge or encumbrance upon the Acquiree Shares or any of the material property or assets of Vision under any of the terms, conditions or provisions of its Certificate of Incorporation or By-Laws or any material note, bond, mortgage, indenture, license, agreement or other instrument or obligation to which either Vision or the Shareholders are a party, or by which they are bound; or (ii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to Vision or Shareholders or any of their respective properties or assets;

               3.13 Existing Agreements. Vision does not have any agreement, contract, lease, commitment or obligation (including employment, advisory or consulting agreements, employee benefit plans or labor contracts or commitments or guarantee agreements for the benefit of any third party) other than as set forth on Schedule B annexed hereto;

              3.14 Liabilities to Shareholders. Vision does not owe any money, securities, or other property to either the Shareholders or any member of their families or to any company controlled by any of said persons, directly or indirectly. To the extent that the Company may have any such liability to any such person or entity or any member of their families, such liability shall be, as at the Closing Date, forever irrevocably released and discharged;

              3.15 Delivery of Shares. At the Closing, Shareholders will each deliver to the Company duly executed copies of an investment letter, in form and content satisfactory to its counsel and to counsel for the Company, the form of which shall be supplied to the Shareholders not less than one day prior to Closing.

              3.16 Vision further acknowledges that it is informed of certain actions taken by the Securities and Exchange Commission and the Bureau of Securities of New Jersey and Utah in connection with the principals of the Company, as disclosed in the Company's 10-K report for the year ended December 31, 1996, particularly the actions taken against David Yeaman. Seller's counsel has also made certain disclosures to Buyer's counsel concerning the various actions taken.

              4. Warranties and Representations of the Company. The Company hereby makes the following representations and warranties to Vision and the Shareholders, each of which shall be true as of the Closing Date and each of which shall be deemed to be independently material and to have been relied upon by Vision and the Shareholders in connection with this Agreement:

              4.1 Organization. The Company is a corporation duly organized, validly existing by virtue of the laws of Nevada, and is in good standing under the laws thereof; neither the nature of its business nor the character and location of its properties requires it to be qualified or licensed to do business in any other jurisdiction. Since its incorporation, no claim has been asserted by any governmental authority that the nature of its business, or the character and location of the properties owned or operated by the Company makes qualification or licensing to do business necessary in any jurisdiction in which it is not so qualified or licensed;

              4.2 Capitalization. The authorized capital stock of the Company on the Closing Date will be 100,000,000 Shares of Common Stock, $.001 par value per share, of which 1,000,000 shares will be issued and outstanding on the Closing Date. All of the issued shares are fully paid and nonassessable shares of the Company's common stock. As of the date hereof, there are no outstanding subscriptions, options, warrants, calls, commitments, agreements or convertible securities to which the Company is a party or by which it is bound, calling for or requiring the issuance of common stock of the Company, except as otherwise specifically authorized by this Agreement, nor are there any voting, registration rights or other agreements relating to the issued Common Stock.

               4.3 Subsidiaries. The Company presently has no subsidiaries nor does it own any interest in any corporation, partnership or proprietorship;

              4.4 Ownership. As of the date of this Agreement, no shareholder of the Company owns more than five percent (5%) of the total number of shares of common stock outstanding except as set forth on Schedule E annexed hereto, without giving effect to the shares to be issued in connection with this Agreement;

              4.5 Records. Within 30 days after the Closing Date, the present officers and directors of the Company will provide to the Company and Shareholders all necessary financial records and information in order for the Company's Auditors to prepare audited financial statements in such form and for such periods as are required to be filed by acquired companies under Form 8-K pursuant to the requirements of the Act, the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and/or Regulation S-X promulgated thereunder. As of the date hereof, the Company has no assets and no liabilities and there have been no material changes in its financial condition since the date of the latest financial statements to be provided. All financial statements to be provided hereunder will be true, complete, accurate and fairly present the financial condition of the Company as of the date thereof, and the results of its operations for the periods covered, all in conformity with generally accepted accounting principles applied on a consistent basis. All liabilities for the current and for all prior years, including any income and sales taxes or other taxes for which the Company has any liability, have been paid in full or have been adequately provided for in said financial statements in accordance with generally accepted accounting principles;

              4.6 Tax Returns. The Company has filed all federal, state, county and local income, franchise, property and other tax returns, forms or reports which are due or required to be filed by it prior to the date hereof, and has paid or made adequate provisions for the payment of all taxes, fees or assessments which have or may become due pursuant to such returns or pursuant to any assessments received;

              4.7 Books of Account. The respective books of account and other records of the Company are true, complete and correct, and accurately present or reflect all of the transactions entered into by the Company or to which it has been a party, or to which its properties and assets may be subject;

              4.8 Financial Changes, Default etc. Since the date of the most recent financial statements described in the paragraph 4.5 above, there have not been (i) any adverse changes in the financial condition or in the operations of the Company; (ii) any damage, destruction or loss, whether covered by insurance or not, adversely affecting the properties and business of the Company;
              (iii) any declaration, setting aside of payment of any dividend in respect of the capital stock of the Company; (iv) any issuance of capital stock by the Company or securities exercisable or exchangeable for capital stock, any distribution (whether by way of reclassification, recapitalization, stock split or otherwise) in respect of the capital stock of the Company, or any redemption or other acquisition of any such stock; (v) any contract or transaction entered into by the Company except this Agreement or as otherwise approved by the Company in writing; (iv) any default in any contract, obligation or debt of the Company; or (vii) any other event or condition of any character pertaining to and adversely affecting the assets or business or prospective business of the Company taken as a whole;

              4.9 Compliance with Law. The Company has complied with all state, federal and local laws in connection with its formation, issuance of securities, organization, capitalization and operation, and no contingent liabilities have been threatened, or claims made or threatened with respect to said operations, formation or capitalization, including claims for violation of any state or federal securities laws and, to the best of it's knowledge, no basis for any such claim or liability exists. All filings required to be made by the Company pursuant to federal or state securities laws have been made and are current, comply as to form with all requirements of the securities laws and contain no material misstatement or omit any facts required so as not to be misleading. The Company is required to file reports with the Securities and Exchange Commission under Section 13 or 15 of the Exchange Act and to the best knowledge of the Company, is in full compliance therewith. Attached hereto as Exhibits 2 and 3 are true and complete copies of the certificate of incorporation and by-laws of the Company, as amended to date. All copies of any other documents of the Company either heretofore delivered to the Company, or which shall upon execution hereof or at the Closing be delivered by the Company, are true and complete copies thereof. No consent, approval, authorization or order of, or registration, qualification, designation, declaration or filing with, any governmental authority is required on the part of the Company in connection with the execution and delivery of this Agreement, or the carrying out of any of the transactions contemplated hereby; except that the filing of an 8-K report will be necessary after closing.

              4.10 Litigation. The Company is not involved in any pending litigation or govern mental investigation or proceeding, and to the best knowledge of the Company and its officers and directors, no litigation, claim, assessment or governmental investigation or proceeding is pending or threatened, except as may be disclosed on Schedule F annexed hereto and in the Company's 10-K report. the Company has not breached, nor is there any pending or threatened claim or any legal basis for a claim to the effect that the Company has breached, any of the terms or conditions of any agreement, con tract or commitment to which it is a party or is bound and the execution and performance hereof will not result in a violation of any agreement, law or governmental regulations to which the Company is subject;

              4.11 Existing Agreements and Commitments. The Company does not have any agreement, contract, lease, commitment, debt or liability or obligation (including employment, advisory or consulting agreements, employee benefit plans or labor contracts or commitments or guarantee agreements for the benefit of any third party) contingent or fixed, matured or unmatured other than an agreement with National Stock Transfer Company as transfer agent for the Company;

              4.12 Authorized Shares, Restrictions. The Acquiror Shares to be issued to the Shareholders have been duly authorized, and when issued in exchange for the Acquiree Shares as provided herein, will be validly issued, non-assessable and fully paid under the laws of the state of Nevada, and will be issued in a non-public offering pursuant to exemptions from registration under federal and state securities laws and will have all the same dividend, voting and other rights, powers, preferences, limitations and restrictions as all of the shares of common stock of the Company issued and outstand ing as of the date hereof, except that such Acquiror Shares shall be deemed "restricted shares" as defined in Rule 144 promulgated under the Act and shall bear a restricted legend with stop transfer instructions at the Company's Transfer Agent. All of the Acquiror Shares will, when delivered, be free and clear of all voting trusts, agreements, arrangements, liens and all other encumbrances, claims, equities and liabilities of every nature, and the Company, having duly taken all corporate action required therefor, has the unqualified right to issue the Acquiror Shares and to deliver clear and unencumbered title thereto. the Company is under no obligation, legal or otherwise, to establish any such other class of common stock, or any other type of security except as disclosed herein before;

              4.13 Execution and Performance. The execution of this Agreement by the Company, and the performance by the Company of its covenants and undertakings hereunder have been duly authorized by all requisite corporate action, and approved by the Board of Directors, subject to approval by the Shareholders of the Company, and the Company has the corporate power and authority to enter into this Agreement and perform the covenants and undertakings to be performed by it hereunder, and is under no other impediment which would adversely affect its ability to consummate or prohibit it from consummating the transactions contemplated hereby. This Agreement has been duly authorized, executed and delivered by the Company and constitutes a valid and legally binding obligation of the Company enforceable in accordance with its terms;

              4.14 Records of Meetings. The records of directors' and stockholders' meetings of the Company contain a true and complete record of all corporate proceedings of the Company since its date of incorporation, and comply in all respects with all statutes, laws, rules, and regulations applicable to them and to their respective businesses and properties;


              4.15 Power and Authority. The Company has full power, authority and legal right to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement, the consummation of the transactions contemplated hereby and the compliance by the Company with the provisions hereof will not: (i) conflict with or result in a breach of any provisions of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the creation of any lien, security interest, charge or encumbrance upon the Acquiror Shares or any of the property or assets of the Company under any of the terms, conditions or provisions of the Articles of Incorporation or By-Laws of the Company or any note, bond, mortgage, indenture, license, agreement or other instrument or obligation to which the Company is a party, or by which it is bound; or (ii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to the Company or any of its properties or assets;

              4.16 Officers and Directors. The only officers, directors and employees of the Company are listed in Exhibit 4 hereto. All such persons shall have duly resigned as of the Closing. At the Closing, there shall be appointed to fill the outstanding vacancies on the Company's Board of Directors Thomas deRacz Dempsey, Martin G. Wooton and B. Bruce Frietag, who shall be nominated by the Company;

               4.17 Investment Company Status. The Company is not an "investment company" as defined in the Investment Company Act of 1940;

     5. Interim Operations. Between the date hereof and the Closing Date the Company and Vision will conduct their operations as follows:

              5.1 Carrying on Business. Except as herein provided, the Company will carry on its business in substantially the same manner as heretofore and the assets, properties and rights now owned by it will be maintained, as far as practicable, in the usual and ordinary course of business, to the same extent, under the same insurance coverage and in the same condition as on the date of this Agreement; except with the consent of the Company, Vision shall engage in no activity or business other than as is necessary to effect the transactions contemplated by this Agreement;

              5.2 No Disposal of Property. Except as herein provided, or as may hereafter be agreed to in writing by the parties, neither the Company nor Vision shall sell or dispose of any property or assets, nor will they encumber any property or assets;

              5.3 No Sales of Securities. Neither the Company nor Vision will, except with the written consent of the other party, issue or sell, or issue the right to subscribe to, any shares of capital stock or securities exchangeable or exercisable for capital stock, or acquire for a consideration any shares of capital stock or warrants, or declare or pay any dividend on any capital stock;

              5.4 No Amendments to By-Laws or Charter Documents. Except as contemplated herein, neither the Company nor Vision will, absent a written consent of the other party, amend their respective Certificates of Incorporation or By-Laws except as specifically contemplated by this Agreement;

              5.5 Exchange of information. The Company and Vision shall, at reasonable times, permit access to their respective properties and their respective books and records for the purpose of examination by any party and their respective officers, directors, attorneys, accountants and representatives, and each party shall furnish to the other, upon request, any information reasonably required in respect of such property, assets and business;

              5.6 No Debt to be Incurred. Neither the Company nor Vision will incur any indebt edness or contingent liability, or enter into any contract or agreement except, in the case of the Company, in the ordinary course of business;

              5.7 No Business Acquisitions. Neither the Company nor Vision will acquire any business or assets of any going business, nor will they merge or consolidate with or into any other corporation, nor will they change the character of their respective businesses;

              5.8 Notice of Matters not in Ordinary Course. The Company will promptly advise Vision in writing of any material adverse change in its financial condition, business or affairs arising from matters occurring not in the usual course of business; the Vision will promptly advise the Company in writing of any adverse change in its financial condition, business or affairs.

     6. Conditions Precedent to the Acquisition.

              A. The obligations of Vision to consummate and effect the acquisition contemplated hereunder shall be subject to the satisfaction, on or prior to the Closing Date, of the following conditions:

              (1) Except as otherwise contemplated by this Agreement, the representations and warranties of the Company and Shareholders herein contained shall be true and correct as of the Closing Date with the same effect as though made on the Closing Date and the Company shall have performed all obligations and complied with all covenants required by this Agreement to be performed or complied with by it prior to such Closing Date; and the Company shall have delivered to Vision a certificate dated at such Closing Date and signed by the Chairman of the Board of Directors, the Presi dent, Treasurer, or any Vice President of the Company to the foregoing effect, to the best knowledge of the person giving such certificate;

              (2) There shall not be any litigation to restrain or invalidate the acquisition, the defense of which would, in the judgment of the Board of Directors of Vision made in good faith and based upon the advice of counsel, involve expense or lapse of time that would be materially adverse to the interests of each party;

              (3) Vision shall have received the Certificate of the President of the Company, dated the Closing Date, with respect to the following matters:

                    (a) the Company is a corporation duly organized, validly existing and in good standing under the laws of the state of Nevada and it has all requisite corporate power and authority to carry on the business now conducted and to own and operate its respective properties;

                    (b) The authorized capital stock of the Company is as stated in Paragraph 4.1 hereof. All of the issued shares are duly authorized, validly issued, fully paid and nonassessable shares of the Company's common stock. There are no outstanding subscriptions, options, warrants, calls, commitments, agreements or convertible securities to which the Company is a party or by which it is bound, calling for or requiring the issuance of common stock of the Company except as otherwise specifically authorized by this Agreement. The Company is not bound by any other agreements relating to its capital stock (including registration rights agreements); to the best of such counsel's knowledge, there are no voting or other agreements among the Company's shareholders relating to its capital stock;

                    (c) All necessary corporate proceedings to approve this Agreement and the execution, delivery and performance thereof and all other proceedings required by law or by the provisions of this Agreement have been taken, and the Company has the full right, power and authority to enter into this Agreement and to carry out the terms thereof without further action;


                    (d) To the best knowledge of such counsel, except as herein indicated, there are no suits, actions, claims or proceedings pending or threatened against the Company, nor to the knowledge of such counsel is the Company a party to or subject to any order, judgment, decree, agreement, stipulation or consent of or with any court or administrative agency, nor, to the best knowledge of such counsel, is any investigation pending or threatened against the Company.

              (4) At or prior to the Closing, the Company shall have paid or otherwise duly satisfied any remaining obligations of the Company as specified on Exhibit 6 annexed hereto.

              (5)) The Board of Directors of the Company in accordance with the Certificate of Incorporation, By-Laws and statutes affecting the Company shall have voted in favor of this Agreement and the acquisition contemplated hereunder and the Company shall have delivered at the Closing Date a Consent in Writing duly signed by the Secretary to the Board of Directors certifying such vote in conformity with the provisions of the Laws of the State of Nevada;

              B. The obligations of the Company to consummate and effect the acquisition contemplated hereunder shall be subject to the satisfaction, on or prior to the Closing Date, of the following conditions:

              (1) The representations and warranties of Vision herein contained shall be true and correct as of and at the date of this Agreement and as of the Closing Date of the acquisition; and Vision shall have performed all obligations and complied with all covenants required by this Agreement to be performed or complied with by it prior to the Closing Date; and Vision shall have delivered to the Company a certificate at such date, signed by the Chairman of the Board of Directors or the President and Treasurer to the foregoing effect, to the best knowledge of the person giving such certificate;

              (2) The Company will own on the Closing Date of the acquisition as hereinafter defined not less than 100% of all the outstanding common stock of Vision as a result of the exchange of the Acquiree Shares for the Acquiror Shares;

              (3) There shall not be any litigation to restrain or invalidate the exchange, the defense of which would, in the judgement of the Board of Directors of the Company, made in good faith and based upon the advice of counsel, involve expense or lapse of time that would be adverse to the interest of the Shareholders or the Company;

              (4) There shall not be any governmental proceeding, claim or other litigation pending or threatened to restrain or invalidate the exchange, or which, if adversely decided, could adversely affect Vision or the Company;

              (5) The Company shall have received the certificate of the president of Vision, dated the Closing Date, in form and substance satisfactory to the Company, with respect to the following matters:

                    (a) Vision is a corporation duly organized, validly existing and in good standing under the laws of the state of Delaware and it has all requisite corporate power and authority to carry on the business now conducted (if any be so conducted) and to own and operate its respective properties (if any) and to enter into this Agreement, and consummate the transactions herein contemplated; Vision is not required to be qualified to conduct business in any other jurisdiction;

                    (b) The authorized capital stock of the Company is as stated in Paragraph 5.2 hereof. All of the issued shares are duly authorized, validly issued, fully paid and nonassessable shares of Vision's common stock. There are no outstanding subscriptions, options, warrants, calls, commitments, agreements or convertible securities to which Vision is a party or by which it is bound, calling for or requiring the issuance of common stock of Vision except as otherwise specifically authorized by this Agreement. Vision is not bound by any other agreements relating to its capital stock (including registration rights agreements); to the best of such president's knowledge, there are no voting or other agreements among Vision's shareholders relating to its capital stock;

                    (c) All necessary corporate proceedings, including appropriate action by the shareholders and directors of Vision, to approve this Agreement and the execution, delivery and performance thereof and all other proceedings required by law or by the provisions of this Agreement have been taken, and Vision has the full right, power and authority to enter into this Agreement and to carry out the terms thereof without further action. This Agreement has been duly authorized, executed and delivered by Vision and constitutes a valid and legally binding obligation of Vision enforceable in accordance with its terms. No consent, approval, authorization or order of, or registration, qualification, designation, declaration or filing with, any governmental authority is required on the part of Vision in connection with the execution and delivery of this Agreement, or the carrying out of any of the transactions contemplated hereby;

                    (d) To the best knowledge of such president, except as herein indicated, there are no suits, actions, claims or proceedings pending or threatened against Vision, nor to the knowledge of such president is Vision a party to or subject to any order, judgment, decree, agreement, stipulation or consent of or with any court or administrative agency, nor, to the best knowledge of such president, is any investigation pending or threatened against Vision;

                    (e) To the effect of Sections 5.3, 5.12, 5.13 and 5.17 of this Agreement.

              (6) The Company shall have received the tax returns, corporate minute book and all other corporate, business and financial records of Vision;

     7.  Indemnification.

     7.1 In order to induce the Vision to enter into this Agreement, and for other good and valuable consideration, receipt whereof is acknowledged, the Company agrees to indemnify Vision, the Shareholders of Vision, and their successors and assigns, and to hold them harmless in respect of (i) all liabilities of the Company of any nature, whether accrued, contingent, absolute or otherwise, as of the Closing Date, which are not disclosed or provided for in the financial statements delivered to Vision as herein provided; (ii) any damage or deficiency arising from any misrepresentation or breach of warranty made by the Company herein; and (iii) all actions, suits, proceedings, demands, assessments, fines, judgments, costs, expenses, or reasonable attorney's fees incident to the foregoing;

     7.2 In order to induce the Company to enter into this Agreement, and for other good and valuable consideration, receipt whereof is acknowledged, Vision and the Shareholders agree to indemnify the Company, its successors and assigns, and their respective officers, directors, employees, controlling persons and agents, and to hold each of them harmless in respect of (i) all liabilities of Vision of any nature, whether accrued, contingent, absolute or otherwise, as of the Closing Date, which are not disclosed or provided for in the financial statements delivered to the Company as herein provided; (ii) any damage or deficiency arising from any misrepresentation or breach of warranty or agreement made by Vision herein; and (iii) all actions, suits, proceedings, demands, assessments, fines, judgments, costs, expenses, or reasonable attorney's fees (whether related to claims between the parties, involving third parties or otherwise), as they are incurred, incident to the foregoing.

     8.   Closing.

     8.1 The closing of the transactions described in this Agreement (the "Closing Date"), shall take place within 24 hours after compliance with all conditions precedent to such Closing Date as set forth in Paragraph 7 of this Agreement, or as may be otherwise agreed to by the parties, and shall take place at such place and time as the parties may agree.

     8.2 Each party will comply with their respective requirements at the Closing and will deliver appropriate documents as called for by this Agreement.

     9. Termination. This Agreement may be terminated and abandoned at any time prior to the Closing Date upon the following conditions:

     9.1 By the mutual consent of the Boards of Directors of the Company and Vision;

     9.2 By the Board of Directors of either the Company or Vision if, in the bona fide judgment of such Board, there shall have been a violation of any covenant or agreement set forth herein; or if any warranty or representation shall be untrue; or such Board of Directors should, in its bona fide judgment, deem the acquisition inadvisable or impractical by reason of any defect which, in the opinion of counsel for the company whose Board of Directors has made such a determination, constitutes a part of its assets or there exists or there is a threat of a liability or obligation of such other company not previously known at the time of this Agreement.

     10. Effect of Termination. In the event of the termination and abandonment of the acquisition and this Agreement as herein provided, notice shall be given to the company or person to be notified of the termination or abandonment as herein provided, and thereupon this Agreement shall become wholly void and of no effect, and there shall be no liability on the part of any person who is a party hereto, or any liability for the Board of Directors, stockholders, officers or directors of either the Company or Vision or any other party to this Agreement.

     11. Nature and Survival of Representations. All representations, warranties and covenants made by a party to this Agreement shall survive the execution of this Agreement and the consu mmation of the transactions contemplated hereby. All of the parties hereto are executing and carrying out the provisions of this Agreement, and relying solely upon the representations, warranties and covenants contained in this Agreement and not upon any investigation upon which it might have made, or any representation, warranties, agreements, promises or information, written or oral, made by the other party, or by persons other than as specifically set forth herein.

     12. Investment Representations of Shareholders. The Shareholders warrant, represent and agree with respect to the Acquiror Shares to be received in exchange for the Acquiree Shares pursuant to this Agreement:

     12.1 That such shares are being acquired for the purpose of investment, for the separate account of each Shareholder, and not with a view to distribution or resale or any present intention to divide their participation with others;

     12.2 The Shareholders have been informed that the Acquiror Shares to be received by them are not being registered under the Act in reliance upon the exemption provided by Section 4(2) of the Act as a transaction not involving any public offering and/or Regulation D adopted under said Act and that reliance upon such exemptions is predicated in part on the representations made in Paragraph 12.1 above;

     12.3 The Shareholders acknowledge that they are aware of the fact that the shares being acquired by them will be highly speculative and may only be sold or disposed of under the restric tions imposed under the Act and the Securities Exchange Act of 1934, as amended, except pursuant to an exemption from the registration requirements of the Act;

     12.4 The Shareholders consent to the imposition of a legend on the certificate or certificates of stock to be acquired by them to the effect that such securities have not been registered under the Act and such securities may not be sold, pledged or hypothecated, except in compliance with said Act, or upon an appropriate opinion of counsel acceptable to the Company to the effect that an exemption from the registration provisions of said Act is available to the selling shareholder. The Shareholders further consent to the imposition of "stop transfer" instructions with respect to their respective accounts as recorded by the transfer agent of the Company, to the effect that such shares may not be sold or disposed of without evidence of compliance with the requirements of said Act, or upon an acceptable opinion of counsel.

     13.  Miscellaneous.

     13.1 Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     13.2 Entire Agreement. This Agreement constitutes the entire Agreement among the parties pertaining to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings of the parties in connection herewith. There are no oral promises, conditions, representations, understandings, interpretations or terms of any kind as conditions or inducements to the execution of this Agreement.

     13.3 Successors. This Agreement shall be binding upon the parties hereto, and inure to the benefit of the parties, and their respective successors in interest and assigns.

     13.4 Further Assurances. At any time and from time to time after the date hereof, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

     13.5 Waiver. Any failure on the part of any party hereto to comply with any of the obligations, agreements or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

     13.6 Notices. All notices and communications hereunder shall be made in writing and shall be deemed to have been given if delivered in person or sent by prepaid, first class, registered or certified mail, return receipt requested to each party hereto at the address set forth herein.

     13.7 Severability. The parties to this Agreement hereby agree and affirm that none of the above provisions is dependent upon the validity or of any other provisions, and if any part of this Agreement is deemed to be unenforceable, the balance of the Agreement shall remain in full force and effect.

     13.8 Finder's Fees. The parties hereto acknowledge that there have been no brokers, finders or other parties whomsoever, except as referred to in this Agreement, which would be entitled to receive a fee in connection with this transaction.

     13.9 Headings. The section and subsection headings in this Agreement are inserted for convenience only, and shall not affect in any way the meaning or interpretation of this Agreement.

     13.10 Governing Law. This Agreement shall be governed by the laws of the State of Nevada.

     13.11 Amendment. This Agreement or any provision hereof, may not be changed, waived, terminated or discharged except by means of a written supplemental instrument signed by the party or parties against whom enforcement of the change, waiver, termination or discharge is sought.

     IN WITNESS WHEREOF, the parties have executed this Agreement on the above written date.

ATTEST:                      FLAMINGO CAPITAL, INC.


/s/_____________________        By: /s/

                            Its: President

ATTEST:                      VISIONCORP, INC.


/s/_____________________        By: /s/

                             Its: President

SHAREHOLDERS OF VISIONCORP, INC.:

-------------------------------    ---------------------------

-------------------------------    ---------------------------

-------------------------------    ---------------------------

-------------------------------    ---------------------------

-------------------------------    ---------------------------

                                   SCHEDULE A


     Statement of All Litigation Involving the Acquiree and/or Shareholders
              ---------------------------------------------------





                                      NONE

              (7) The Company shall have received satisfactory evidence that VISION has effected the amendment to its Certificate of Incorporation as set forth in Paragraph 5.2 hereof and, in addition, will have approved such other changes as are consistent with this Agreement and approved by the Company for submission to Select's shareholders.

                                  EXHIBIT 10(b)

                              Dated theday of 1997




                                     BETWEEN

                   GREATLANDS INVESTMENTS (AUSTRALIA) LIMITED
                                 ACN 003 641 843


                                       AND


                         GEOPHYSICAL TECHNOLOGY LIMITED
                                 ACN 072 470 243

                                       AND

                 JOHN MILLWOOD STANLEY & ROSELLI GONZALO STANLEY

                                       AND
                  MALCOLM KEITH CATTACH & FONGUE LANGUE CATTACH

                                       AND

                        UNIQUEST LIMITED ACN 010 529 898

                                       AND
                  AGRI-BREEDERS MANAGEMENT SERVICES PTY LIMITED
                                 ACN 003 862 333




                            SHARE ALLOTMENT AGREEMENT

                               NICOL ROBINSON KIDD
                                   Solicitors
                                     Level 3
                             Hong Kong Bank Building
                                300 Queen Street
                                BRISBANE QLD 4000

                                  Ph: 3853 8888
                                 Fax: 3853 8800





     THIS  AGREEMENT  made  this day of 1997

     BETWEEN : GREATLANDS INVESTMENTS (AUSTRALIA) LIMITED ACN 003 641 843 of 132
               Alice Street Brisbane in the State of Queensland, (called "GIL").

     AND: GEOPHYSICAL  TECHNOLOGY  LIMITED  ACN 072 470 243 of level 3 9 Barrack
          Street Sydney in the state, of New South Wales (called "GTL").

     AND: JOHN MILLWOOD STANLEY and ROSELO GONZALO STANLEY both of Lot 19 Row lands Roads, Armidale in the State of New South Wales.

     AND: MALCOM  KEITH  CATTACH  and FONGUE  LANGUE  CATTACH  both of 11 Watson
          Avenue, Armidale in the State of New South Wales.

     AND: UNIQUEST  LIMITED ACN 010 529 898 of Research  Road, The University of
          Queensland, St. Lucia in the State of Queensland.

     AND: AGRI-BREEDERS MANAGEMENT SERVICES PTY LIMITED CAN 003 862 333 of Level
          3, 9 Barrack Street, Sydney in the State of New South Wales.


                           WHEREAS

     A. GTL is a research and development company which asserts that it has the ownership or control to sub surface mapping and detection technologies.

     B. GTL requires capital and expertise to develop the intellectual property commercially.

     C. GIL has the capital and expertise to enable GTL to fully exploit the intellectual property.

     D. GTL is the owner of intellectual property set out in Schedule 1 ("the Core IP")

          E. GTL intends to enter into an Agreement with the University of New England ("UNE Agreement") in the form substantially set out in
          Schedule 2

          F.      The issued shares in GTL are:
          Shareholder
                                                                 Number of Fully
                Paid Ordinary $1.00 shares

       JM & RG Stanley as Trustees of Stanley Family Trust           700
       MK & FL Cattach as Trustees of Cattach Family Trust           590
       UniQuest Limited                                              428
       Agri-Breeders Management Services Pty Limited                 300
       PJ & JL Clark as Trustees of Clark Family Trust                80
       JM & RA Reid                                                   30

       TOTAL                                                        2128

          G. GIL is willing to contribute its capital and expertise to GTL for an allotment of shares in GTL and otherwise on the terms and conditions as follows:

NOW THIS AGREEMENT WITNESSETH AS FOLLOWS:
         1. Within 7 days of the date of this Agreement, GIL must pay into the Trust account of Nicol Robinson & Kidd the sum of $150,000.00.
         2.       Upon:

                  2.1 GIL being satisfied that GTL is the owner (subject to a fixed and floating charge to UniQuest Limited) of the Core IP and notifying GTL that fact;

               or

                    2.2 GTL entering into the UNE Agreement substantially in the form set out in Schedule 2,

         GTL shall convene a general meeting of its shareholders to consider the shareholders waiving the benefit of the right of pre-emption in Article 14(3) of GTL's Article of Association, in relation to any allotments of shares to GIL made pursuant to clause 12 and to direct the board to allot shares in accordance with clause 12 and 13.

     3. GTL may convene the general meeting referred to in clause 2 earlier that either of the events referred to in clause 2.

     4.   Within one business day of the later of:

          4.1 GIL making a notification to GTL pursuant to clause 2.1, or alternatively, GTL producing to GIL a copy of the UNE Agreement executed by UNE;

         and

                  4.2 GTL  providing  to GIL a copy of its  minutes of a general meeting passing a resolution by shareholders waiving the benefit of the rights of pre-emption in Article 114(3) of GTL's Articles of Associates, in relation to any allotments of shares to GIL, pursuant to clauses 12 and 13.
         Nicol Robinson & Kidd, on behalf of GIL, shall pay to GTL the sum of $150,000.00 deposited in their Trust account pursuant to clause 1 for one fully paid up share in the capital of GTL paid to the extent of:
         5.1      par value                                   $1.00
         5.2      premium per share                           $149,999.00
         which shall be share numbered 2129.
         5.       There is no clause 5.

     6. GIL warrants to GTL that it has provided irrevocable instructions to Nicol Robinson & Kidd to pay to GTL the sum of $150,000.00 in accordance with clause 4.

     7. GTL shall issue to GIL one fully paid up ordinary share in its capital upon receipt of the amount referred to in clause 4.

     8.   If:

          8.1  neither of the events referred to in clause 4 shall occur; or

          8.2  the event referred to in clause 4.2 shall not occur

          within 60 days of the date of this Agreement, this Agreement shall be at an end, and neither party shall have any further obligation to the other.

     9. Within the period of two calendar months from that date which is the later of any of the events referred to in clause 2

          GIL may elect to apply for shares in the capital of GTL in accordance with clauses 12 and 13 ("the election date").

     10. The manner of GIL's election pursuant to clause 9 shall be GIL providing to GTL each of the following;

          10.1 a written notice notifying GTL of GIL's election;

          10.2 a cheque for $31.91 referred to in clause 13; and

          10.3 a cheque for the first payment pursuant to clause 14.

     11. If GIL fails to make an election pursuant to clauses 9 and 10 in the manner referred to in clause 10, this Agreement shall be at end, and neither party shall have any further obligation to the other.

     12. Subject to GIL making an election pursuant to clause 9 GIL applies for 3191 ordinary shares having a par value of $1.00 each in the authorised capital of GTL, for:

          12.1 partly paid amount per share $0.01

          12.2 unpaid amount per share $0.99

          12.3 premium per share $625.76

     13. Upon receipt of GIL's election pursuant to clauses 9 and 10 and a cheque for $31.91 being an amount of $0.01 party paid for each of 3191 ordinary shares of $1.00 each, GTL shall convene a meeting of its Board of Directors and procure that the following resolutions are passed:


          13.1 that 3191 ordinary shares of $1.00 each partly paid to $0.01 each be issued to GIL, numbered from 2130 to 5320; all shares issued (either partly or fully paid) will carry full voting rights.

          13.2 That share certificates for those shares be issued.

     14. On or before the first day of each subsequent calendar month GIL shall pay to GTL an amount of at least $50,000.00.

     15. On or before 30 June 1998, GIL must pay to GTL an amount which brings all its payments pursuant to clause 14 to a total amount of $1,999,991.16.

     16. Each amount referred to in clause 14, whether of $50,000.00 or a great amount, shall be progressively applied by GTL in payment of the whole of the uncalled amount and the whole of the premium in relation to each consecutively numbered share, commencing in respect to share numbered 2130, to the intent and propose that no amount paid by GIL shall be applied towards any part of any share's unpaid amount, or part of any share's premium, unless in respect to that share, all shares of a lower number have had paid in full the unpaid amount per share of $0.99, and have had paid in full the unpaid premium per share of $625.76.

17. If:

          17.1 GIL fails to comply with clause 14 and that failure continues for 30 days after GTL gives GIL written notice requiring payment pursuant to that Clause; or

          17.2 GIL fails to comply with clause 15. GTL may immediately, by written notice in writing to GIL, terminate this Agreement.


     18. Upon termination of this Agreement pursuant to clause 17, the shares of GIL that are partly paid shall be forfeited, and shall immediately be cancelled pursuant to Article 143 of GTL's Articles of Association.

     19.  Upon the termination of this Agreement pursuant to clause 17.

          19.1 GIL shall be entitled to appoint one director to the board for each 904 fully paid shares it holds fully paid both as to subscription and as to premium.


          19.2 the Chairman of the Board of GTL shall resign that office; and


          19.3 the directors appointed by GIL pursuant to clause 27.2.1 shall resign their offices other than a director or directors entitled to a seat on the board pursuant to clause 19.1

          19.4 the secretary and public officer appointed by GIL pursuant to clause 27.2.2 shall resign their offices; and

          19.5 GIL shall procure that its nominees for the operation of all GTL's banking accounts shall sign all such documents as are required to relinquish those banking authorities.


     20. GTL must not undertake, resolve, do anything towards or preparatory to any of the following without the prior written consent of each shareholder which holds at least 5% of the issued capital of GTL:


          20.1 the grant by the Company of any security over any of its fixed or floating property, whether by way of mortgage, charge, lien, pledge, hypothecation, bill of sale, title retention arrangement or trust in the nature of an encumbrance, or otherwise;

          20.2 the borrowing of any money, obtaining any advance, credit or financial accommodation exceeding $20,000.00;

          20.3 the lending of any money to any person;

          20.4 the providing of any guarantee or indemnity to any person;

          20.5 any amendment to the Company's Memorandum of Association;

          20.6 any amendment to the Company's Articles of Association;

          20.7 any sale of any asset of the company,

          20.8 the  Company  changing  its  business,   or  commencing  any  new
               business;

          20.9 any proposal which will or may have the effect of altering any of the respective rights and liabilities of shareholders as between each other; and

          20.10 any change of name of the company;

          20.11 the winding up of the Company; and

          20.12any matter which pursuant to the Corporations Law requires a special resolution

          20.13 the acquisition of any business by the Company;

          20.14the acquisition by the Company of any asset other than in the normal course of the Company's business;

          20.15the entering into or variation or dissolution by the Company of any partnership or joint venture;

          20.16the  formation  or  winding  up of any  subsidiary  company

          20.17the license or assignment of any patent, copyright work or other intellectual property owned by or available to the Company

          20.18the entering into of any contract having a value, commitment of benefit exceeding $20,000.00


          20.19the entering into or variation of any transaction with a shareholder, or a person that is a related corporation (as defined in section 50 of the Corporations Law) to a shareholder.

          20.20Payment of fees to GIL or any related body corporate within the meaning of Section 50 of the Corporations Law.

          20.21 Any declaration of a dividend.

          20.22The allotment of any shares in the capital of GTL otherwise than contemplated by this agreement.

     21. For the avoidance of any doubt, the parties record their agreement that clause 20 ceases to apply in the event that this Agreement:

          21.1 Is at an end pursuant to clause 8 or clause 11; or

          21.2 Is terminated pursuant to clause 17.

     22. Clause 20.20 shall not apply in relation to any transaction permitted by clause 43.

     23. No party may transfer any of that party's shares in GTL to any person unless:

          23.1 That party first offers, the shares sought to be transferred, in writing, to the remaining parties to this Agreement, in proportion to the shares already held respectively by those parties, upon the same terms as those shares are sought to be transferred; and

          23.2 That offer should not be accepted within 7 days of the date the offer was made.

     24. Clause 23 shall not apply to a proposed transfer by GIL, Agri-Breeders or UniQuest to a related party.

     25. In addition to the initial capital contribution GIL agrees to raise further investment capital on behalf of GTL (called "further capital") in the sum of THREE MILLION DOLLARS ($3,000,000.00) to be raised and paid to GTL by 30 June 2001 PROVIDED THAT such capital will only be raised if the subscription price for the shares allotted shall be a minimum subscription of:

          25.1 Par $1.00

          25.2 Premium $1,251.52

     26. In consideration for raising the further capital in accordance with clause 25 and in consideration of the payment of ONE MILLION DOLLARS ($1,000,000.00) GIL shall be entitled to a further allotment of shares with a minimum subscription of:

          26.1 Par $1.00

          26.2 Premium $625.76

     27. On the election date and in exchange for notice of election to proceed with the agreement GTL shall provide the following documents and attend to the following matters and events.

          27.1 The Share Certificates in relation to the shares;

          27.2 GIL shall convene a meeting of the Board of Directors of GTL to be held on the election date and at such meeting the Directors shall cause resolutions to give effect to the following matters to be passed at such meetings.

               27.2.1 The Board shall  consist of six (6)  Directors,  three (3)
                    Representatives of the shareholders of GIL and that Martin Gregory Wotton shall be chairman of the Board. The appointment of such persons as directors and the resignations of such persons as directors to give effect to this resolution.

               27.2.2 The  appointment  of  Gerard  Arthur  O'Connell  to be the
                    Secretary and Public Office of GTL;

               27.2.3 To accept the  registration of Andrew Stephen Cohen as the
                    Secretary of GTL;

               27.2.4 There shall be two GTL bank accounts, one being an imprest account containing funds from time to time required by the business plan to be operated by a minimum of two 92) persons the board may from time to time authorise. The other account will be controlled by Martin Gregory Wotton and Gerard Arthur O'Connell jointly.

               27.2.5 To  nominate  Martin  Gregory  Wotton the  Chairman of the
                    Board.

               27.2.6 To issue the  shares to GIL and direct  the  secretary  to deliver the Share Certificates.


               27.2.7 To  provide  an  executed  Deed  of  Restraint  from  John
                    Millwood Stanley and Malcolm Keith Cattach and Peter James Clark restraining them from working for any competitor to GTL for a period of twelve (12) months following the termination of their employment howeverso arising.

               27.2.8 Minutes of the meeting  referred to in clause 27 signed by the Chairman of the meeting.

     28. It is a condition of this agreement there shall be 6 Directors on the Board of Directors, 3 Representing the shareholders other than GIL and 3 Directors representing GIL and Martin Wotton shall be appointed Chairman of the Board.

     29. The parties agree that the loan accounts of John Millwood Stanley and Roselli Gonzalo Stanley and Malcolm Keith Cattach and Fongue Langue Cattach shall be paid immediately upon receipt of sufficient funds from the initial capital and that the loan from UniQuest and debts owing to UniQuest will be paid on or before the 30th June 1998.

     30. Within one months of the election date GTL shall relocate its registered office and Corporate and Marketing Headquarters to the offices of GIL in Brisbane PROVIDED THAT General Operations Section of the company shall remain in Armidale.

     31. GTL warrants the correctness of the Warranties hereinafter set out both at the date hereof and as at the election date:

          31.1 GTL is a Company duly incorporated;

          31.2 That the Financial Statements of GTL Forming Schedule 3 exhibit correctly the financial position of GTL as at the date referred to in the Financial Statements and that GTL has neither declared any dividends nor issued any shares since the preparation of the said Financial Statements nor will it do so prior to the election date.

          31.3 That the assets of GTL are actually owned by and are in the possession of GTL and are not at the date hereof mortgaged, charged or encumbered in any way other than as evidenced by the documents forming Schedule

               4 including but not limited to the charge in favour of UniQuest Limited and that there is no contract, agreement or acknowledgment whereby GTL is or might become obliged to give any mortgage, charge, lien or encumbrance over any of its assets;

          31.4 That GTL is not the Lessee of any real estate for any fixed term or period;

          31.5 GTL is not engaged in any litigation or threatened litigation of any kind and GTL is not aware of any matter or thing which could give rise to any litigation other than a possible claim by NAICL in accordance with the documents forming Schedule 5.

          31.6 No options have or will be granted to any person or contracts made to purchase any of the assets of the GTL;

          31.7 No options have been or will be granted or any contracts made with any person to purchase any shares;

          31.8 Subject to the terms of this agreement GTL is not obliged to issue or cause to be issued any further shares whether at par, for a premium or at a discount.

          31.9 There are no dividends declared and unpaid in relation to any off the issued shares in the capital of GTL;

          31.10GTL has not made any default under the terms of any securities and GTL is not aware of any fact or circumstance which might lead to any default being made by GTL under the terms of any security or charge;

          31.11Each of the Insurance Policies taken out by GTL validly subsists and will validly subsist as at the election date and all premium due for payment have been paid and will be paid to the election date and no default has been made by GTL under any such policy and neither will any such default be made prior to the election date and GTL is not aware of any fact or circumstance which might render the said insurance policies or any of them void, voidable or unenforceable.

          31.12The  Financial   Statements,   Balance  Sheet,  Profit  and  Loss
               Statements annexed hereto and each of them have been drawn up in accordance with the provisions of the Corporations Law and proper accountancy practice and that without limiting the generality of the foregoing proper and adequate provision has been made in this account for all liability whether present, future or contingent and all other commitments and obligation of GTL so as to give a true and correct view of the state of affairs of GTL as at the relevant date of the Statements;

          31.13The books and register required to be kept by GTL by Law and books of account and records of GTL written up in a proper manner;


          31.14That all returns, particulars, resolutions and other documents of whatever description required to be filed or delivered on behalf of GTL under any relevant Law or Statute have been and will to the election date continue to be correctly and properly made up and filed, lodged or delivered within the appropriate periods prescribed under the said Law or Statute;

          31.15That all Income Tax payable by GTL up to and including the financial year ending the 30th day of June 1997 has been paid in full or has been specifically provided for in the said financial accounts annexed hereto;

          31.16At the election date GTL will not indebted either absolutely or contingently to any person, firm or corporation or Government or Semi-Government authority in any sum of sums of money or which has not been disclosed in the said financial accounts annexed hereto or otherwise disclosed to GTL except debts which maybe incurred by GTL between the date hereof and the election date in relation to the purchase of stock and materials in the normal course of business;

          31.17No petitions for the winding-up of GTL have been presented or will be presented to the election date and no orders have been made or effective resolutions passed for the winding-up of GTL nor will they be to the election date and no proceeding have been instituted or any Meeting or Meetings called with a view to obtaining any such Order or Orders or to pass any such resolution or resolutions or will be so instituted or called to the election date;

          31.18No Receiver of the undertaking or assets of GTL or any part thereof have been appointed or will be so appointed at the election date;

31.19 No person has nor
                  will at the election date have any option or right to acquire any of the unissued shares in GTL;

          31.20No person has or will have at the election date any charge or other security over the unissued shares of GTL otherwise than as disclosed in this agreement;

          31.21No proper and just demands or requirements of any Local, Health, Rating, Building or other duly constituted Authority of whatever description in relation to GTL's business or any premises owned or occupied by GTL remain to be complied with now nor will they at the election date;

          31.22GTL has made full disclosure to GTL of all information that GTL has requested;

          31.23That all debts due to GTL as set out in the Financial Statements are at the date hereof good and recoverable except those debts in respect of which it is indicated on such annexure may be doubtful or irrecoverable as the case may be;

          31.24GTL  will  continue  to  trade  normally   between  the  date  of
               execution hereof and the election date;

          31.25That except for the details shown in the Financial Statements no monies are owing by GTL to any employee or past employee or any servant or agent in any capacity whatsoever by way of wages, contract payments, holiday pay, sick pay, long service leave or on any other account whatsoever and that there is no existing or outstanding dispute by GTL with any previous or past employee in relation to the employment of that person by GTL or any monies due or claimed to be due by GTL to that person nor is there any outstanding dispute of any nature whatsoever between GTL and any other Industrial Union or Organisation and GTL further warrants that all monies (if any) referred to in this subclause have been specifically provided for in the said financial accounts;


          31.26The only monies due to any Shareholder or Director of GTL as at the date of the execution of this Agreement whether by way of loan or otherwise are as set out in the Financial Statement and all such monies have been specifically provided for in the said financial accounts;

          31.27Subject to the disclosures made in Schedule 5 in relation to a claim by NAICL the only creditors of GTL at the date of execution of this Agreement including secured creditors are as set out in the Financial Statements and all amounts shown in the Financial Statements have been specifically provided for in the said financial accounts.

          31.28That there are no  guarantees,  material  undertakings,  material commitments on capital account or unusual or contingent liabilities which have been made, given or entered into or incurred by or on behalf of GTL;

          31.29All  the  accounts,   books,  ledgers  and  financial  and  other
               material records of whatsoever kind of GTL will be fully, properly and accurately kept and completed up to the election date and that there are no material and will be no material inaccuracies or discrepancies of any kind contained or reflected therein and further that such accounts, books, ledgers, financial and other material records give and reflect a true and fair view of the financial trading position of GTL;

          31.30That GTL is not party to any Contact or arrangement which may be determined by the other party to that Contract by reason of the change in the ownership of the shares in GTL or the control of GTL;

          31.31That GTL is not the lessee of any property and except as may be granted pursuant to the agreement set out in Schedule 2.

          31.32GTL has not entered into any service or other agreement with any officer or employee of GTL other than standard employment contracts.

          31.33That there is no Loan Contract binding on GTL to which GTL or Directors or any associated Company is a party other than the loan agreements as disclosed herein.

     32. Notwithstanding the allotment of shares in favour of GIL and notwithstanding the rights of GIL and notwithstanding any other provision of this agreement any general or special condition or any part or parts thereof to which effect is not given by the allotment and capable of taking effect at a later time shall remain in full force and effect and in particular and without limiting the generality or anything herein before contained the rights and obligations of the parties hereto in respect to the convenants, warranties and representation herein contained shall not be merged or extinguished.
          33. Time shall in all cases and in every respect be deemed to be of the essence of this Agreement.

     34. Each party hereto shall pay its own legal costs of and incidental to the preparation, execution and stamping of this Agreement and to any other document or matter incidental hereto.

     35. Any notice required to be given by GTL to GIL shall be given in writing to GIL at its address herein and any notice required to be given to GTL by GIL shall be given in writing to at its address herein.

     36. This Agreement shall be governed and construed in accordance with the Laws for the time being of the State of Queensland and the parties agree that the appropriate Court in the State of Queensland will have jurisdiction to hear and determine any dispute between the parties in relation to or arising out of this Agreement.

     37. If by virtue of any provision in this Agreement whether expressed or implied any transaction or part thereof evidenced or contemplated by this Agreement or any act, matter or thing done or omitted to be done by any party hereto would at the date hereof or any time hereafter is or becomes illegal, void or unenforceable under any Law of Australia or any of its State or Territories or any regulation made thereunder whether known to the parties or not to the date of this Agreement this Agreement shall be construed in all respects as if such provision as aforesaid was not and had never been included herein.

     38. The parties hereto shall take all steps and do all such acts and executive all such necessary document within their power as may be reasonably required by the other parties to give effect to the terms of this Agreement.

     39. GTL covenants with GIL that will not agree, without the consent of GIL in writing, to increase the salary of any director employee or servant or contractor to GTL prior to the election date or enter into any Agreement with any such person whereby such persons salary, wage or remuneration would be increased after the election date.

     40. GTL warrants that the plant, machinery and equipment referred to in the Financial Statement is the whole of the plant and equipment owned by GTL in and about its business and that all of such plant and equipment is owned by GTL and is not subject to any hiring, leasing or other arrangements.

     41. GIL must not assign this Agreement without the prior written consent of GTL

     42. Clause 41 shall not apply to an assignment by GIL to a related corporation (as defined in section 50 of the Corporations Law)

     43. GTL discloses that the Financial Statements attached to this Agreement do not reflect the following transactions:

          43.1 An allotment of 108 fully paid shares by GTL to UniQuest for:

                           43.1.1   par $1.00
                           43.1.2   premium $2571.11

          43.2 the release of UniQuest in favour of GTL of an unsecured debt to the extent of $277,680.00

          43.3 an allotment of 20 fully paid shares up shares by GTL to UniQuest for:

                           43.3.1   par $1.00
                           43.3.2   premium $2749.00

     44. All warranties made in this Agreement relating to the Financial Statements are subject to the matters referred to in clause 43.

     45.  For the purposes of clause 24, "Related Party" means

          45.1 in relation to a shareholder that is a body corporate,  a related
               body   corporate   within  the  meaning  of  Section  50  of  the
               Corporations Law.

          45.2 in relation to a shareholder that is a natural person; a company in which a shareholder (whether acting as a trustee or otherwise) owns at least 50% of the issued capital

          45.3 in relation to any shareholder another shareholder. . Clause 23 shall no apply in relation to any transfer of shares that takes place pursuant to an option to buy shares made to day between GIL and UniQuest Ltd.

IN WITNESS WHEREOF the parties hereto have hereunto set their hands and seals on the days of the month and the year hereinafter set out.




THE COMMON SEAL of                                   )
GREATLANDS INVESTMENTS                               )
(AUSTRALIA) LIMITED (ACN 003 641                     )                 Director
843) was hereunto affixed by authority of a          )
Resolution of the Board of Directors in the          )
Presence of MARTIN GREGORY                           )
WOTTON a Director and GERARD                         )
ARTHUR O"CONNELL a Director                          )                 Director









THE COMMON SEAL of                                    )
GEOPHYSICAL TECHNOLOGY                                )
LIMITED (CAN 072 470 243) was hereunto                )
Affixed by authority of a Resolution of the           )                 Director
Board of Directors in the presence of                 )
                                                      )
a Director and                                        )
                                                      )
a Director                                            )                 Director






SIGNED by the said JOHN MILLWOOD                       )
STANLEY.                                               )
                                                       )







SIGNED by the said ROSELLI                             )
GONZALO STANLEY                                        )
                                                       )





SIGNED by the said MALCOLM KEITH                       )
CATTACH.                                               )
                                                       )

SIGNED by the said FONGUE LANGUE                       )
CATTACH.                                               )
                                                       )





UNIQUEST LIMITED (ACN 010 529 898)                     )
by its Managing Director DAVID                         )
ALEXANDER EVANS who warrants that he                   )
is authorised to execute this agreement on             )
behalf of the Company.                                 )
                                                       )





THE COMMON SEAL of                                     )
AGRI-BREEDERS MANAGEMENT                               )
SERVICES PTY LIMITED (ACN 003 862                      )
333) was hereunto affixed by authority of a            )               Director
Resolution of the Board of Directors in the            )
Presence of                                            )
                                                       )
a Director and                                         )
                                                       )
a Secretary                                            )              Secretary

                                  EXHIBIT 10(c)

                           RESEARCH FUNDING AGREEMENT






                                UNIQUEST LIMITED





                                       and




                   GREATLANDS INVESTMENTS (AUSTRALIA) LIMITED





Philip Mendes
Technology Law

                                                        BRISBANE
                                                        PO Box 25
                                                   St. Lucia QLD 4067
                                                  Tel:  (07)  3365 3866
                                                 Fax:    (07) 3365 4433
                                            Email: p.mende@mailbox.uq.edu.au

137C 09 17 06


THIS AGREEMENT  is made on the                       day of
One thousand none hundred and ninety seven

BETWEEN UNIQUEST LIMITED ACN 010 529 898 of Research Road, The University of Queensland, St. Lucia, in the State of Queensland.

                   (in this Agreement called "UniQuest"),

AND GREATLANDS INVESTMENTS  (AUSTRALIA) LIMITED ACN 003 641 843 of 132 Alice St.
    Brisbane, in the State of Queensland

                               ("Greatlands")


                           RECITALS:

     UU. UniQuest is technology transfer and commercialism company for the University of Queensland.

     VV. UniQuest made a proposal to Greatlands a copy which is annexed and marked "A".

     WW. The parties desire to undertake certain research and to make provision for the funding of that research.


THIS AGREEMENT PROVIDES:


INTERPRETATION


         0.1      In this Agreement:

         affiliate in relation to Greatland includes:

               (a)  an officer within the meaning of the Corporations Law;

               (b)  a shareholder;

               (c)  a partner or joint venturer;

               (d) a related company of subsidiary within the meaning of the Corporations Law incorporated or registered anywhere in the world;

               (e) any body corporate, incorporated or registered anywhere in the world that is in any way related to, a subsidiary of, associated with, or any number of whose shares, are owned, whether legally or beneficially to any degree, by, or which are subject to control or influence to any degree, by the party;

               (f)  any of the  abovenamed in relation to a licensee of a party;
                    and

               (g)  a person licensed by Greatlands;

               in any such case, whether presently existing or coming into existence at any future date;

               commercialise in respect to the intellectual property means to manufacture, make, advertise, promote and use the products derived from the intellectual property, but does not include the sale or disposal by any means of any physical product that is partly of wholly material encompassed in the definition of "Intellectual Property"

                           confidential information:

               (a) means a fact, data, an opinion, a secret, an idea, a process, a methodology, know how, a model, a formulation communicated by one party to another and at the time of communication identified as confidential information by the disclosing party; and

               (b) includes copies of the confidential information, whether such copies are tangible copies, or stored by any electronic or computer assisted modem, including disk, diskette, or tape or stored in any other manner whatsoever;

          disclosing party means a party to this Agreement which discloses confidential information;

         Existing Intellectual Property means the aqueous reaction processes, and the material derived from those aqueous reaction processes referred to in patent applications PCT/AU94/00323; PCT/AU95/00698 and PCT/AU95/00699 and PCT/AU95/00320 and all corresponding patent applications and patents granted together with trade secrets, know how, techniques, ideas, processes, and formulae and all other knowledge whatsoever which is required to enable the carrying out of the Research Program;

         Field means the use of the Intellectual Property in the application of industrial waste water treatment, boiler water treatment., cooling water treatment, and municipal water treatment, but excluding the Mine Water Field and the other industrial water treatment;

          improvement   means  all   improvements   to  patents,   manufacturing
          processes, methodology, and know how in relation to a market product;

         intellectual property means the Existing Intellectual Property and such of the following as arise from the Research Program:

               (a) an invention or discovery; manner, method or process of manufacture; method or principle of construction chemical composition or formulation; computer program; integrated circuit, circuit layout or semiconductors chip layout or design; plan, drawing or design or scientific, technical or engineering information or document;

               (b) improvement, modification or development of any of the foregoing;

               (c) patent, application for a patent, right to apply for a patent or similar rights for or in respect of any intellectual property referred to in sub-paragraphs (a) or
                    (b);

               (d) trade secrets, know how, or right of secrecy or confidentiality in respect of any information or document of other intellectual property referred to in sub-paragraphs
                    (a)
                  or (b);

               (e) copyright or other rights in the nature of copyright subsisting in any works or other subject matter referred to in sub-paragraphs (a) or (b);


         Management Committee means the Committee constituted by this Agreement;

         Milestone means an event described as a Milestone in Schedule 3;

         Mine Water Field means

               (a) each of the following, together and separately in the mining industry:

                    (i)  remediation of acid mine tailings water ponds;

                    (ii) sterilisation  of overburden,  waste, or tailings dumps carrying sulphides

                    (iii)remediation   of  effluent   from  mining  and  mineral
                         processing;

                    (iv) environmental cleanup in mine sites;

                    (v) treatment of mines tailings and residue, wherever situate but only if carried out:

               (A)  in relation to sites where mining operations have ceased;

               (B) in relation to tailings, waste, tailings dumps and residue that have accumulated before JV Co. is contracted to provide its services; or

               (C) in relation to tailings, waste, tailings dumps and residue that accumulate after JV Co. is contracted to provide its services, provided that in that case the maximum amount of mineral extracted and sold using the Intellectual Property pursuant to this paragraph (a) does not exceed 10% of the total mineral extracted and sold at the applicable mine site using all mineral extraction techniques;

                                    and

               (d) extraction of minerals from ore bodies and/or mine tailing and residue not included in paragraph (a)

         proposed publication means:

                  (a)      a manuscript intended for publication; or

                  (b)      a paper intended to be orally presented;

          that related to any matter concerning the Research Program undertaken by UniQuest;

          public domain means the general store of knowledge that is known or generally available and ascertainable by members of the community;

          recipient party means a party to this agreement to whom confidential information is disclosed;

         Research Program means the program of research described in Schedule 1;

         University means the University of Queensland.

         2.1 Headings in this Agreement are inserted for guidance only, and shall not affect the meaning and interpretation of the remaining provisions of this Agreement.

         2.2 Words in Agreement importing the singular number or plural number shall include the plural number and singular number respectively.

         2.3 Words in this  Agreement  importing  persons  include all  persons,
         entities  and  associations,   including  companies,   trusts,   bodies
         corporate, statutory bodies, partnerships, and joint venturers.

         2.4 Where a word or phrase is given a particular meaning in this Agreement, other parts of speech and grammatical forms of that word or phrase have corresponding meanings.

         2.5 Where a party to this Agreement is more than one person the covenants and obligations on their part contained in this Agreement are binding upon each of them jointly and severally.

         2.6 A reference to any statute is a reference to that statute, as amended and in force from time to time.

         2.7 A reference to a party to this Agreement includes a reference to any partner, joint venturer, related company or subsidiary of a party to this Agreement, (whether presently existing or not) and each party respectively, shall be liable to perform or to procure the performance by any such partner, joint venturer related company or subsidiary to any obligation upon it arising pursuant to this agreement.

         2.8 If something comes within the meaning of "confidential information" in this agreement and "intellectual property" in this agreement, and there shall be any conflict in this agreement regarding its provisions concerning intellectual property and confidential information, the provisions concerning "intellectual property" shall prevail.


RESEARCH PROGRAM

         1.1 The Research Program shall be administered and managed by the Management Committee.

         1.2  UniQuest   shall  carry  out  the  Research   Programs,   and  may
         sub-contract some of the Research Program to the University or other parties.

         1.3 Each party must undertake in the Research Program such steps as are required to carry out the Research Program efficiently and properly.

         1.4 UniQuest must ensure that the Research Program is carried out:

                  (a)      diligently and competently;
                  (b)      expeditiously;

                  (c)      by properly qualified persons;

                  (d)  in  accordance  with  accepted   scientific  and  ethical
                  principles and standards and laboratory procedures;

               (e) in accordance with any applicable codes adopted by any Australian research council;

               (f)  in accordance with any applicable research conventions; and

               (g) in accordance with all applicable Acts, ordinances, rules, regulations and by-laws.


         7.1 The Research Program must not be varied by any party unless the variation is the subject of a resolution of the Management Committee.

         7.2 Upon the completion of the initial period of 12 months of the Research Program, subject to UniQuest receiving the amounts referred to in clause 5.1, UniQuest shall continue research the pursues the objectives of the Research Program:

               (a)  in those areas notified by Greatlands to UniQuest; or

               (b) in the absence of notification, in those areas determined by UniQuest until either UniQuest or Greatlands gives to the other 1 months notice in writing ending that further research.


                           MILESTONES

         2.1 UniQuest must use its best endeavors to achieve the Milestones upon or before the respective dates for the achievement of those Milestones set out in Schedule 3.

         2.2 No Milestone may be varied by any party unless the variation is the subject of a resolution of the Management Committee.

         2.3 No date for the achievement of a Milestone may be varied by any party unless the variation is the subject of a resolution of the Management Committee.


RESEARCH FUNDS


          3.1 Greatlands must pay to UniQuest the monies set out in Schedule 2, by the installments set out in Schedule 2.

          3.2 Greatlands must pay each installment set out in Schedule 2 upon or before the respective due dates for payment set out in Schedule 2.

          3.3 If Greatlands does not pay either or both of:

               (a) the installment of the monies in Schedul2 2 due on 1 July 1997; and

               (b)  the amount referred to in clause 13.1:

         then:

               (c)  UniQuest may not issue a notice under clause 29; and

               (d) if the parties are unable to agree upon an extension of time for those payment by 31, July

                  1997, either party may terminate this Agreement,

               and in the event of such a termination, neither party shall have any liability to the other.

4.4 A reference to Greatlands in clauses 4.1 to 4.3 does not include a reference to an affiliate, nor to any other person referred to in clause 1.8.


EXTENSION OF RESEARCH

         4.1 Upon the completion of the initial period of 12 months of the Research Program, Greatlands shall pay to UniQuest further research funds of $100,000.00 per month, until either UniQuest or Greatlands gives to the other 1 month notice in writing pursuant to clause 2.6.

         4.2 UniQuest shall issue invoices for the amount payable pursuant to clause 5.1, and Greatlands shall make payment within seven days of the date of those invoices.


CONSTITUTION AND FUNCTIONS OF MANAGEMENT COMMITTEE


         5.1 There shall be a Management Committee.

         5.2 The chairman of the Management Committee shall be a person elected by the Management Committee from amongst its own number from time to time.

         5.3 The composition of the Management Committee shall be two persons nominated in writing from time to time by each party respectively.

         5.4 The Management Committee shall make all decisions with respect to the Research Program including the matters referred to in clauses 2, 3, and 4.

         5.5  The  parties  by  this  Agreement   irrevocably  delegate  to  the
         Management Committee all the authority of the parties to make decisions with respect to the Research Program.

         5.6 The parties agree to promptly and effectively carry out all decisions made by the Management Committee.




PROCEEDINGS OF THE MANAGEMENT COMMITTEE

            6.1 The Management Committee shall meet as often as it shall think fit, but not less frequently than once in each period of three calendar months.

            6.2 The Management Committee shall determine all matters of a procedural nature for conduct of its meetings.

            6.3  Determinations of the Management  Committee  pursuant to clause
            7.2 must not be inconsistent with this Agreement.

            6.4 Any member of the Management Committee may requisition a meeting the Management Committee by notice in writing to the Chairman.

            6.5 A meeting of the Management  Committee called pursuant to clause
            7.4 must be convened by the Chairman to take place within 14 days of the date the requisition was served, and unless the members of the Management Committee shall otherwise agree, shall meet in Brisbane.

            6.6 A person shall be present at a meeting of the Management Committee if the person:

               (a)  is present in person;

               (b) is present by written proxy delivered to the Chairman at the commencement of a meeting; or

               (c)  is present on the telephone.

            3.1 The Management Committee shall make decisions by making a resolution, being a resolution passed unanimously.

            3.2 A meeting of the Management Committee shall be constituted if a quorum is present, and a quorum shall be 1 person nominated by each party.

            3.3 The Management Committee shall ensure that full and complete minutes are taken of:

                  (a)      all matters discussed at a meeting;

                  (b)      all resolutions passed by the Management Committee.

            2.1 The Chairman must send to each party to this Agreement a copy of all minutes of meetings of the Management Committee, within seven days of the holding of a meeting.

            2.2 Each party respectively shall be responsible for all costs incurred by it in relation to:

               (a)  persons attending meetings of the Management Committee; and

               (b)  all  matters   arising  from  meetings  of  the   Management
                    Committee.




                           INTERIM REPORTS

           7.1 UniQuest must submit to Greatlands an interim report throughout the duration of the Research Program, at no less frequency than once is each period of three months.

           7.2 An interim report must address:

               (a) the progress in the achievement of the objectives of the Research Program

               (b)  the anticipated progress in completing the Research Program

               (c) any new intellectual property that arises in the Research Program

               (d)  the  prospects  of  commercialising   any  new  intellectual
                    property

               (e)  any Milestones achieved since the last report

               (f)  the anticipated progress in meeting Milestones.


FINAL REPORT

           9.1 UniQuest must submit a final report to Greatlands within three months of the conclusion of the Research Program.

           9.2 The final report must address:

               (a)  the achievement of the objectives of the Research Program

               (b) the reasons that any of the objectives of the Research Program were not able to be achieved

               (c) any new intellectual property that arose in the Research Program

               (d)  the  prospects  of  commercialising   any  new  intellectual
                    property

               (e)  any recommendations for any further research; and

               (f)  the achievement of the Milestones.


                           APPLICATIONS FOR PATENTS

            10.1 The parties must jointly decide what new inventions arising from the Research Program must be patented.

            10.2 UniQuest must expeditiously apply for the provisional patent and patent of all new inventions:

                  (a)      which the parties agree be patented; and

                  (b)      which Greatlands wishes to be patented.

            2.1 All provisional patents and patents must be applied for by UniQuest in the sole name of the University.

          2.2 All provisional patents and patents will be owned by the University.

            2.3 Greatlands must pay to UniQuest all UniQuest's costs in relation to all applications for patents.

            2.4 If Greatlands does not wish to patent any new invention, and UniQuest does wish to patent that new invention UniQuest may do so in its sole name at is sole expense, and that patent shall no longer be subject to the provisions of clauses 13.1 to 13.3.


OWNERSHIP OF INTELLECTUAL PROPERTY

            11.1 The parties acknowledge that the intellectual property, and all improvements are the property of the University.

            11.2 UniQuest warrants that it has an exclusive license granted by the University to commercialise the intellectual property throughout the world, for the full term of this Agreement.

            11.3        Greatlands must not:

               (a)  directly or  indirectly  contest or impair the  University's
                    ownership   or   UniQuest's   rights  in   relation  to  the
                    intellectual property;

               (b)  represent  that  it  has  any  ownership   interest  in  the
                    intellectual property.

            2.1 In the event that any patent application filed by UniQuest or the University in relation to any part of the intellectual property shall not be successful, then all claims, inventions and discoveries contained in those applications shall not form part of the intellectual property for the purposes of this agreement.


PROMISE TO GRANT LICENSE TO COMMERCIALISE

             12.1 Greatlands must pay to UniQuest, upon or before 1 July 1997, a Promise to grant license Signing Fee of $200,000.00.

             12.2 Until the completion of the Research Program UniQuest must not grant to any person any license to commercialise the intellectual property.

             12.3 After the date of this Agreement and before the completion of the Research Program:

                  (a)      Greatlands must form a company ("JvCo") which:

                           (i) has fully or partly paid up share capital of at least that amount which is the difference between $2,500,000.00 and the aggregate of the amounts mentioned in Schedule 2 paid by Greatlands as at the date of the grant of the license referred to in paragraph (c)

                           (ii) has as its subscribers Greatlands or other persons to whom Greatlands has issued offers or invitations to subscribe for shares in accordance with the Corporations Law

                    (iii) has directors who are: Martin Gregory Wotton; and Gerard Arthur O'Connell;

                           (iv) has a Memorandum of Association and Articles of Association substantially upon the terms set out in
                           Schedule 7.

               (e) Greatlands must enter into an allotment contract with JVCo. in the form set out in Schedule 6;

               (f) and upon the taking place of the events set out in paragraphs (a) and (b), simultaneously:

                  (i)      JVCO must:

                                    (A) allot to UniQuest such number of treated as fully paid up shares in its share capital so that after the allotment UniQuest owns an amount of not less than 40% of the total issued (fully or partly paid up) capital in JVCo;

                                    (B)     pay to UniQuest the sum referred to
                                    in clause 3.2(a) of the License set
                                    out in Schedule 4;

                           (ii) UniQuest must grant to JVCo a License in the form set out in Schedule 4;

                           (iii) JVCo and each of its shareholders must enter into a Shareholders Agreement in the form set out in
                           Schedule 5;

                           (iv) An assignment of this Agreement from Greatlands to JVCo, whereby JVCo shall from the time of the assignment, assume all of Greatlands obligations contained in this Agreement.

                  (e)      Greatlands shall procure

                    (i) the signing by JVCo of the allotment contract referred to in paragraph (b)

                    (ii) the  signing  by JVCo  of the  License  referred  to in paragraph (c)(i)

                    (iii)the  allotments  of  shares  referred  to in  paragraph
                         (c)(ii)

                    (iv) the signing of the Shareholder Agreement referred to in
                         paragraph   (c)(iii),   by   JVCo,   and  by  all   the
                         shareholders of JVCo

                    (v) the signing by JVCo of the assignment referred to in paragraph (c)(iv).


             5.1 UniQuest must do all the things and sign all documents and give all such directions and consents as will expedite the undertaking of the things referred to in clause 13.3.



PUBLIC STATEMENT

14. Neither UniQuest nor Greatlands may make any public statement other than a proposed publication in respect of the results of the Research Program without the consent of the Management Committee except where such public statement is required by law.



INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHTS

15. If Greatlands shall learn or believe that:

     (a) any unauthorised person has come into possession of any part of the intellectual property;

     (b) any employee of any party has made any improper or unauthorised use to the intellectual property; or

     (c) any unauthorised person doing any thing in contravention of rights that attach to and arise from the intellectual property,

             Greatlands must immediately report full particulars to UniQuest, and must provide to UniQuest to all assistance and information it may request with respect to that information.

                  OWNERSHIP AND USE OF CONFIDENTIAL INFORMATION

              15.1 The parties acknowledge that the confidential information is the property of the disclosing party.

              15.2 A recipient party must use the confidential information solely for the purpose for which it was disclosed, and for no other purpose whatsoever, without the prior written consent of the disclosing party, which the disclosing party shall be at liberty to give or to decline to give in it unfettered and uncontrolled discretion.

              15.3 Subject to this Agreement each party must keep secret and confidential, and Greatlands must ensure that an affiliate keeps secret and confidential information, and each party must not, and Greatlands must ensure that an affiliate does not, disclose, communicate, or otherwise make known to any person, whether during this Agreement of after its termination, any part of the confidential information for any purpose whatsoever, without the prior written consent of the disclosing party, which the disclosing party shall be at liberty to give or to decline to give in it unfettered and uncontrolled discretion.

              15.4 The recipient party shall be relieved from the recipient party's obligations contained in clauses 16.2 and 16.3 in respect to any confidential information which:

               (a) the recipient party can prove with independent evidence was in the possession of the recipient party as at the date of the disclosure;

               (b) becomes part of the public domain otherwise than by a breach of this Agreement; or

               (c) the recipient party can show was received in good faith from a person;

                  (i)      who is not a party to this agreement; and

                           (ii) who did not receive the confidential information from the disclosing information from the disclosing party of any person in respect to whom the disclosing party can trace the provision of the confidential information originating with it.





              2.1 Clause 16.4 shall not abrogate affect or prejudice any rights that accrued to the disclosing party prior to, or as a result of such confidential information becoming part of the public domain.

              2.2     The recipient party acknowledges that:

                  (a) damages may be an inadequate remedy to the disclosing party in the event of any breach of clause 17.2 or 17.3 occurring, and that only injunctive relief or some other equitable remedy might be adequate to properly protect the interests of the disclosing party; and

                  (b) the disclosing party would not have entered into this agreement but for the acknowledgement made by the recipient party in paragraph (a).

                           CONFIDENTIALITY - EMPLOYEES

               16.1 The recipient party shall be at liberty to disclose the confidential information to such of its employees, agents, contractors and professional advisers as is necessary to enable the recipient party to fully take advantage of the confidential information for the purposes of this Agreement.

               16.2 The recipient party acknowledges that each of the persons to whom the recipient party is hereby permitted to disclose the confidential information, before such disclosure is made, is subject to contractual or other duties of confidentiality to the recipient party at least to the extent imposed upon the recipient party to this Agreement.

               16.3 The disclosing party shall be at liberty to require, at any time, that no confidential information be disclosed to an employee, agent, contractor, or professional adviser unless that person shall enter into a confidentiality undertaking upon such terms as the solicitor for the disclosing party shall reasonably require.


INFRINGEMENT OF CONFIDENTIALITY

18.  If the recipient party shall learn or believe that;

     (a) any unauthorized person has come into possession of any part of the confidential information;

     (b) any employee, agent contractor or professional adviser of any party has made any improper or unauthorised use of the confidential information; or

     (c) any unauthorised person is doing any thing in contravention of rights that attach to and arise from the confidential information, the recipient party must immediately report full particular to the disclosing party, and must provide to the disclosing party all assistance and information it may request with respect to that information.


                           PUBLICATIONS

              18.1 UniQuest must provide to Greatlands a copy of any proposed publication.

              18.2 UniQuest may publish or authorize the presentation of a proposed publication if the contents of the proposed publication are the subject of:

                    (a)  a patent that has issued; or

                    (b) an application for a patent or provisional patent that is pending.


                           RELATIONSHIP BETWEEN THE PARTIES

               19.1 The relationship between the parties is that of contractor and researcher, and nothing shall be construed or interpreted to make one party the agent or representative of the other.

               19.2 Neither party may at any time, without the prior written consent of the other act as or represent that it is the agent or representative of the other,

EXCLUSION OF WARRANTIES

              20.1 Greatlands acknowledges the fundamental uncertainty with respect to the undertaking of research.

              20.2    Each party acknowledges that:

                   (a) except for such warranties on the part of UniQuest as are expressly set out in this Agreement there no other terms, warranties, undertakings or understandings whatsoever biding upon UniQuest or between UniQuest and the other parties;

                   (b) UniQuest has not made, nor has any person on behalf of UniQuest made any term, warranty, undertaking, or understanding whatsoever that is not expressly set out in this Agreement;

                   (c) to the full extent permitted by law, there are no statutory warranties binding upon UniQuest; and

                   (d) no representation or promise of any description, not expressly included in this Agreement, was made before this Agreement was entered into by the other parties.

              4.1 Greatlands acknowledges that UniQuest has not made and does not make any warranty or representation whatsoever as to:

                    (a)  the safety of the intellectual property

                    (b) the commercialisation of the products derived from the intellectual property;

                    (c)  the marketability of such products;

                    (d) the profits or revenues that may result from the commercialisation of such products;

                    (e) the commercialisation prospects of any part of the intellectual property;

                    (f)  any, or any particular research outcome,

                    (g) whether any Milestone will be achieved, or is capable of being achieved.



                           ASSIGNMENT, SUB-CONTRACTING, & TRANSFER OF SHARES

              22.1 Greatlands must not assign, sub-contract, or transfer, any of its rights or obligations contained in this Agreement to any person, without prior consent in writing of UniQuest, which consent UniQuest must not unreasonably withhold. UniQuest must consent to an assignment sub-contracting and transfer of this Agreement by Greatlands to another person that has the financial capacity to meet Greatland's financial obligations in this Agreement.

              22.2    Greatlands must not:

                    (a) allot any shares in its share capital to any person who is not immediately prior to the allotment already a shareholder of Greatlands; or

                    (b) accept, approve or register any transfer of shares to any person who is not immediately prior to the transfer already a shareholder of Greatlands,

              without prior consent in writing of UniQuest, which consent UniQuest must not unreasonably withhold.

              2.1 UniQuest shall be entitled to withhold consent pursuant to clause 23.1 or clause 23.2 until Greatlands:

                    (a) shall have complied with each obligation on the part of Greatlands contained in this Agreement;

                    (b) if UniQuest shall so request, shall have provided to UniQuest all information reasonably requested about the proposed assignee, sub-contractor, transferee, share allottee, or share transferee;

                    (c) if UniQuest shall so request, shall have provided to UniQuest evidence that the proposed assignee, sub-contractor, transferee, share allottee, or share transferee, is capable of carrying out on the business of Greatland in accordance with the terms of this Agreement.

              3.1 UniQuest shall be entitled to grant consent pursuant to clause
              23.1 or clause 23.2 subject to conditions, including:

                  (a) that Greatlands and the proposed assignee, sub-contractor, or transferee, execute an Assignment upon such terms as UniQuest shall determine, and deliver an executed and stamped copy of the Assignment to UniQuest;

                  (b) that UniQuest's reasonable legal costs of and incidental to furnishing consent are paid by Greatlands.

              2.1 UniQuest will consent to an assignment of this Agreement made in accordance with clause 13.3(c)(iv).


STAMP DUTY

              3 Greatlands must pay all stamp duties which may be payable or assessed in connection with this Agreement, and indemnifies
              UniQuest in respect to liabilities resulting from any delay or omission to pay such stamp duties.


REPRESENTATION AND INDEMNITIES

               24.1 All representation and warranties in this Agreement shall survive the execution of this Agreement.

               24.2  Each indemnity in this Agreement:

                    (a)  shall be a continuing obligation;

                    (b)  constitutes  a separate and  independent  obligation of
                         the  party   giving  the   indemnity   from  its  other
                         obligation under this Agreement; and

                    (c) shall survive termination of all or any part of this Agreement.



                           POSITION OF UNIQUEST

                           26.1              The parties      acknowledge that:

                    (a) UniQuest is not the agent nor the representative of the University;

                    (b) UniQuest does not represent or warrant any agency relationship between it and the University;

                    (c) UniQuest does not warrant or represent that it is entitled to or acts on behalf of the University in any matter whatsoever.

     25.2        The  parties   acknowledge   that  UniQuest  enters  into  this
                 agreement wholly as a principal and not as the agent of any person.

     25.3 The parties acknowledge that UniQuest does not have any power to authorise Greatlands to represent itself as having any sponsorship or affiliation or approval of the University.

     25.4 Greatlands acknowledges that Greatlands must itself seek from the University any such sponsorship or affiliation or approval.

     25.5 UniQuest undertakes to consider favorably and if appropriate, to support and assist Greatlands in obtaining an appropriate case, such sponsorship or affiliation or approval.

     . Greatlands acknowledges that UniQuest makes no warranty or representation in relation to the granting by the University of consent for any such sponsorship or affiliation or approval, nor in relation to any specific proposal to provide any such support, nor in relation to any conditions, if any, which the University may impose if it agrees to any such sponsorship, affiliation or approval.


DISPUTE RESOLUTION

               26.1 A party to this Agreement must not commence legal proceedings against another party to this Agreement, unless that party wishing to commence proceedings has complied with clauses
               27.3 to 27.13.

               26.2 Clause 27.1 and clauses 27.3 to 27.10 shall not apply where a party seeks urgent interlocutory or equitable relief from a Court.

               26.3 When a party claims that a dispute has arisen under this Agreement, that party must give written notice of that dispute to each other party to this Agreement.

               26.4 Following the  notification of a dispute  pursuant to clause
               27.3,   the  parties  must  each  within  three  days  appoint  a
               representative to resolve the dispute.

               26.5 The representative appointed pursuant to clause 27.4 must have authority to resolve the dispute in all respects, and to bind the party the person represents to any resolution of the dispute.

               26.6 The representatives appointed pursuant to clause 27.4 must use their best endeavors to resolve the dispute.

               26.7 If a dispute has not been resolved within 10 days of the first notification of the dispute, or such further period as the parties or the representatives appointed pursuant to clause 27.4 shall allow, those representatives must use their best endeavours to reach agreement upon a mechanism for the resolution of the dispute.

               26.8 The mechanism for resolution of a dispute for the purposes of clause 27.7 may include, but need not necessarily be further negotiations, mediation, conciliation, arbitration, litigation, and expert determination.

               26.9 The agreement upon a mechanism for the resolution of a dispute pursuant to clause 27.7 must include agreement with respect to such of the following as are applicable:

                    (a) a timetable for the taking of all necessary steps relating to a resolution pursuant to the mechanism;

                   (b) a procedure for the selection of any person to be appointed to act as a mediator, conciliator, or arbitrator;

                   (c)    that person's remuneration; and

                    (d) who shall be responsible for the payment of that remuneration.

               4.1   If:

                   (a) the parties have not reached agreement upon a mechanism for the resolution of a dispute within 15 days after the notification of the dispute or any additional period agreed upon pursuant to clause 27.7; or

                   (b) any party (other than the party notifying the dispute_ shall fail to observe the timetable referred to in clause 27.9(a),

                                         any  party  may  thereafter,   commence
                                         proceedings  in any court of  competent
                                         jurisdiction   in   relation   to  that
                                         dispute.


                           EVENTS OF DEFAULT

               28. For the purposes of this Agreement, each of the following shall be an Event of Default:

                   (a)    if Greatlands:

                    (i) enters into any administration or makes any arrangement or composition with its creditors generally

                    (ii) a petition for winding up the company is presented or any order is made or any effective resolution is passed for the winding up of the company;

                    (iii) a Receiver, or Receiver and Manager of the company's property assets or undertaking is appointed or

                    (iv) the Australian Securities Commission initiates any action with a view to striking the name of the company off the Register of Companies;

                   (e) if Greatlands shall assign, sub-contract, or transfer any of its rights or obligations pursuant to this Agreement without the prior written consent of UniQuest;


                           TERMINATION GENERALLY

              28.1 Either party may terminate this Agreement by notice in writing served upon the other if: (a) one party is in default of any obligation contained in this Agreement;

                    (b)  such default has continued for not less than 14 days;

                    (c) the non defaulting party serves upon the defaulting party notice in writing requiring the default to be remedied within 30 days of the date of such notice, or such greater number of days as the non defaulting party may in its discretion allow; and

                    (d) the defaulting party shall have failed to comply with the notice referred to in paragraph (c).

              4.1 If Greatlands in its absolute discretion is not satisfied with the progress of the Research Program its first three months, Greatlands may terminate this Agreement within 14 days before the date that the third payment mentioned in Schedule 2 is due for payment.

              4.2 If Greatlands  terminates  this  Agreement  pursuant to clause
29.2:

                    (a) it is relieved from any further obligation to UniQuest due to be performed after the date of termination but

                    (b) UniQuest is not liable to refund to Greatlands any amount paid by Greatlands to UniQuest before the date of termination.



                           TERMINATION BY REASON OF EVENT OF DEFAULT

30. If an Event of Default shall occur the non-defaulting party may by notice in writing terminate this Agreement immediately.


RESULT OF TERMINATION - CONFIDENTIAL INFORMATION

             30.1 Immediately upon the termination of this Agreement, however that arises, unless the parties shall enter into a further Agreement in respect to the confidential information, the recipient party must immediately upon being so requested in writing by the disclosing party, deliver to the disclosing party:

                    (a)  all confidential information in its possession;

                    (b) all confidential information which it has provided to any other person;

                    (c) all notes, memorandum, correspondence, reports, summaries, and all other matters or things brought into existence by the party which in any manner refers to any part of the confidential information; and

                  (d) all notes, memoranda, correspondence, reports, summaries, and all other matters or things brought into existence by any person which in any manner refers to any part of the confidential information.

             4.1 Any part of the confidential information which cannot conveniently be returned to the disclosing party by the recipient party must be completely destroyed in such manner and at such time as directed by the disclosing party.

             4.2 The disclosing party shall be entitled to appoint a person to oversee and verify the performance by the recipient party of its obligations pursuant to clause 28.2

             4.3 Upon the performance by the recipient party of its obligations contained in this clause, the recipient party must certify in writing to the disclosing party that performance has been completed.

             4.4 The certificate provided by the recipient party to the disclosing party pursuant to clause 28.4 is agreed by the parties to be a warranty by the recipient party that the recipient party has performed all the recipient party's obligations contained in clause 28.2.



SERVICE OF NOTICES

             31.1 Any notice to be given or served by one party upon the other pursuant to this Agreement shall be sufficiently served if:

                  (a) sent by pre-paid post to the office of the party as shown in this Agreement, or to the last known address of the party last known to the party serving such notice;

                  (b)      sent by facsimile transmission; or

                  (c) delivered personally to the party or the party's address as shown in this Agreement, or to the last known address of the party last known to the party serving notice.

             3.1 Where service is effected by prepaid post, service shall be deemed to have taken place two business days after the document to be served has been placed in a postal receptacle, and the document shall be deemed to have been received by the addressee on the day that it is deemed to have been served.

             3.2 Where service is effected by facsimile transmission, service shall be deemed to have taken place upon the completion of that transmission.

             3.3 Where service is effected personally, service shall be deemed to have taken place at the time of actual delivery.



WHOLE AGREEMENT

            33.         The parties acknowledge that:

                    (a) this agreement replaces all previous agreements of the parties, f any, in respect of the same subject matter as this agreement is concerned with;

                    (b)  this  agreement  merges  all  discussion   between  the
                         parties on the subject matter if this Agreement, up to the date of this Agreement;

                    (c) the whole of the agreement between the parties is contained in this Agreement; and

                    (d) there are no agreements, understandings, other items whether express or implied, or collateral agreements in force or effect between the parties that are not contained in this Agreement.



                           VARIATIONS

            5. No variation to this Agreement (other than the Research Program) shall be binding upon the parties unless that variation is in writing, and is signed by all the parties to this Agreement.


WAIVER

            34.1 No failure or delay of any party to exercise any right given pursuant to this Agreement or to insist on strict compliance by any other party of any obligation in this Agreement shall constitute a waiver of any party's rights to demand exact compliance with the terms of this Agreement.

            34.2 Waiver by any party of any particular default by any other party shall not affect or prejudice each party's right in respect of any prior or subsequent default of the same or of a different nature.

            34.3 Any delay or omission by any party to exercise any right arising from any default shall not affect or prejudice that party's right in respect to such a default or an subsequent default or the continuance of any default.

            34.4 Any waiver shall be an effective waiver only if the waiver is expressly set out in writing and signed by the party's making the waiver.


                           WARRANTY OF AUTHORITY

36. Where this Agreement is signed by a person for and on behalf of a party to this Agreement, that person:

                (a) warrants that the person is authorised agent of that party will express authority to enter into and sign this Agreement for and on behalf of that party, and thereby to bind that party to the obligations upon that party contained in this Agreement; and

                (b) acknowledges that the other party to this Agreement would not have entered into this agreement but for the warranty of authority contained in paragraph (a).

                           APPLICABLE LAW

              36.1 The parties agree that this Agreement is made and entered into in the State of Queensland in Australia.

              36.2 The  parties  agree to  submit  themselves  to the  exclusive
              jurisdiction   of  the  laws  in  force  for  the  time  being  in
              Queensland.

              36.3 The parties agree to submit themselves to the jurisdiction of a court in Queensland whether State or Federal.


SEVERANCE

38.              If it is held by a court that:

               (a) any part of this Agreement is or would be void, voidable, illegal or unenforceable; or

               (b) the application of any part of this Agreement to any person or circumstances shall be or become invalid or unenforceable unless any part of this Agreement were severed from this Agreement, that part shall be severable and shall not affect the continued operation of the remaining terms of this Agreement.










                              SIGNATURES OF PARTIES

SIGNED by                                   )
------
David A. Evans                              )
for UNIQUEST LIMITED                        )
    ----------------
in the presence of                          )

                                             -----------------------------------
                                             David A. Evans





                                             -----------------------------------




The Common Seal of                          )
Greatlands Investment (Australia) Ltd       )
Was affixed in the presence of              )

                                             -----------------------------------





                                             -----------------------------------
                                             Director

                                  EXHIBIT 10(d)

THIS NOVATION DEED is made the TWENTY FOURTH day of DECEMBER 1997,

BETWEEN: VISIONCORP INC. a Delaware Corporation (called "the transferee")

AND:     GREATLANDS INVESTMENTS (AUSTRALIA) LIMITED ACN
         003 641 843 of 132 Alice Street Brisbane in the State of Queensland (called "the company")

AND: GEOPHYSICAL TECHNOLOGY LIMITED ACN 072 470 243 of Level 3, 9 Barrack Street, Sydney in the State of New South Wales (called "the continuing party")

AND: JOHN MILLWOOD STANLEY and ROSELLO GONZALO STANLEY both of Lot 19 Rowlands Road, Armidale in the State of New South Wales

AND: MALCOLM KEITH CATTACH and FONGUE LANGUE CATTACH both of 11 Watson Avenue, Armidale in the State of New South Wales

AND: UNIQUEST LIMITED ACN 010 529 898 of Research Road, The University of Queensland, St. Lucia in the State of Queensland

AND: AGRI-BREEDERS MANAGEMENT SERVICES PTY LIMITED ACN 003 862 333 of Level 3, 9 Barrack Street, Sydney in the State of New South Wales

WHEREAS

A. This present agreement is supplemental to an agreement dated the 7th day of October 1997 and made between the company and the continuing party.

B. The company desires to be released and discharged from the contract contained in the said agreement and the continuing party have agreed to release and discharge the company upon the terms of the transferee's undertaking to perform the said contract and to be bound by the terms of the said agreement.

IT IS HEREBY AGREED AS FOLLOWS:

1.                SUBSTITUTED PARTY TO ASSUME LIABILITY

                  1.1 The transferee undertakes to perform the said contract and to be bound by the terms of the said agreement in every way as if the transferee was a party to the said agreement in lieu of the company.

2.                ACCEPTANCE OF TRANSFER BY CONTINUING PARTY

                  2.1 The continuing party releases and discharges the company from all claims and demands whatsoever in respect of the said agreement and accepts the liability of the transferee upon the said agreement in lieu of the liability of the company and agrees to be bound by the terms of the said agreement in every way as if the transferee was named in the said agreement as a party thereto in place of the company.

IN WITNESS the parties have duly executed this Deed on the date first mentioned.

VISIONCORP INC.

By: /s/

THE COMMON SEAL of                                        )
GREATLANDS INVESTMENTS                                    )
(AUSTRALIA) LIMITED                                       )
(ACN 003 641 843) was hereunto affixed by                 )     Director
authority of a Resolution of the Board of                 )
Directors in the presence of                              )
                                                          )
a Director and                                            )
                                                          )     Director
Director and in the presence of:                          )


THE COMMON SEAL of                                        )
GEOPHYSICAL TECHNOLOGY                                    )
LIMITED (ACN 072 470 243) was hereunto                    )
affixed by authority of a Resolution of the               )     Director
Board of Directors in the presence of                     )
                                                          )
a Director and                                            )
                                                          )
a Secretary/Director in the presence of:                  )     Secretary


SIGNED, SEALED AND DELIVERED by                           )
the said JOHN MILLWOOD STANLEY in                         )
the presence of:                                          )

Witness:

SIGNED, SEALED AND DELIVERED by                           )
the said ROSELLI GONZALO STANLEY                          )
in the presence of:                                       )

Witness:


SIGNED, SEALED AND DELIVERED by                           )
the said MALCOLM KEITH CATTACH                            )
in the presence of:                                       )

Witness:


SIGNED, SEALED AND DELIVERED by                           )
the said FONGUE LANGUE CATTACH in                         )
in the presence of:                                       )

Witness:


UNIQUEST LIMITED (ACN 010 529 898)                        )
by it Managing Director DAVID                             )
ALEXANDER EVANS who warrants that                         )
he is authorised to execute this agreement on             )
behalf of the company

Witness:

THE COMMON SEAL of AGRI-                                  )
BREEDERS MANAGEMENT                                       )
SERVICES PTY LIMITED                                      )
(ACN 003 862 333) was hereunto affixed by                 )     Director
authority of a Resolution of the Board of                 )
Directors in the presence of                              )
                                                          )
a Director and                                            )
                                                          )     Secretary
a Secretary/Director and in the presence of:

THIS NOVATION DEED is made this TWENTY FOURTH day of DECEMBER 1997.

BETWEEN: VISIONCORP INC. a Delaware Corporation (called "the transferees)

AND:      GREATLANDS INVESTMENTS (AUSTRALIA) LIMITED ACN
          003 641 843 of 132 Alice Street Brisbane in the State of Queensland (called "the company")

AND: UNIQUEST LIMITED ACN 010 529 898 of Research Road, The University of Queensland, St. Lucia in the State of Queensland
          (called "the continuing party")

WHEREAS

A. This present agreement is supplemental to an agreement dated the 16th day of June 1997 and made between the company and the continuing party.

B. The company desires to be released and discharged from the contract contained in the said agreement and the continuing party have agreed to release and discharge the company upon the terms of the transferee's undertaking to perform the said contract and to be bound by the terms of the said agreement.

IT IS HEREBY AGREED AS FOLLOWS

1.                SUBSTITUTED PARTY TO ASSUME LIABILITY

                  1.1 The transferee undertakes to perform the said contract and to be bound by the terms of the said agreement in every way as if the transferee was a party to the said agreement in lieu of the company.

2.                ACCEPTANCE OF TRANSFER BY CONTINUING PARTY

                  2.1 The continuing party releases and discharges the company from all claims and demands whatsoever in respect of the said agreement and accepts the liability of the transferee upon the said agreement in lieu of the liability of the company and agree to be bound by the terms of the said agreement in every way as if the transferee was named in the said agreement as a party thereto in place of the company.

3.                AMENDMENT OF AGREEMENT

                  3.1 The Parties agree that the document referred to in Recital A of this agreement is amended in the following manner:

                           Insert  at the end of  clause  13.2 the words "in the
Field".

4.                ACCRUED RIGHTS

                  4.1      The  Transferee   and  the   Continuing   Party  each
                           acknowledge the rights of each other that have accrued pursuant to clause 4.3 of the Agreement referred to in Recital A. This Novation Agreement shall not affect those accrued rights.

IN WITNESS the parties have duly executed this Deed on the date first mentioned.

VISIONCORP INC.


By


THE COMMON SEAL of                                        )
GREATLANDS INVESTMENTS                                    )
(AUSTRALIA) LIMITED                                       )
(ACN 003 641 843) was hereunto affixed by                 )     Director
authority of a Resolution of the Board of                 )
Directors in the presence of                              )
                                                          )
a Director and             )
                                                          )     Director
Director and in the presence of:


UNIQUEST LIMITED (ACN 010 529 898)                        )
by its Managing Director DAVID                            )
ALEXANDER EVANS who warrants that                         )
he is authorised to execute this agreement on             )
behalf of the company.     )


Witness