Form 10QSB
period 1998-03-31
VISIONGLOBAL CORP
filed 1998-06-29
CIK 894535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-25

                            VisionGlobal Corporation
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                       87-0438636
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

599 Lexington Avenue, Suite 2300
New York, New York                                                  10022
(Address of principal executive offices)                          (Zip Code)


Issuer's telephone number, including area code     (212) 745-1181

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of March 31, 1998
------------------------------------         --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   11,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company's major activity for the quarter ended March 31, 1998 was the acquisition of VisionCorp, Inc.
as a subsidiary.

         During the quarter, the Company spent about $142,000 for various administrative expenses to develop the business of VisionCorp including a payment of about $34,000 towards an option with Geophysical Technology Limited which has various imaging technology.

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

         The Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless.

         Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 1998
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  An 8-K dated January 26, 1998 announced the acquisition of VisionCorp.

                  An 8-K dated March 3, 1998 announced a name change from Flamingo Capital, Inc. to VisionGlobal Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VisionGlobal Corporation



Dated:   June 26, 1998                         /s/
                                               Martin G. Wotton,
                                               President and Director

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
     CERTIFIED PUBLIC ACCOUNTANTS             E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
VisionGlobal Corporation

The accompanying consolidated balance sheet of VisionGlobal Corporation and subsidiaries as of March 31, 1998, and the related statements of operations, and cash flows for the three months ended March 31, 1998 and 1997, and the period from inception to March 31, 1998, and the statements of changes in stockholders' deficit for the period from inception to March 31, 1998 were not audited by us and, accordingly, we do not express an opinion on them.



                                             /s/ Smith & Company
                                         CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
June 26, 1998

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  March 31,
                                                                                    1998
                                                                           ----------------------
ASSETS
              CURRENT ASSETS
                  Cash in bank                                             $                  717
                                                                           ----------------------

                                              TOTAL CURRENT ASSETS                            717

                  Equipment                                                                11,099

OTHER ASSETS
                  Option                                                                   34,490
                                                                           ----------------------
                                                                                           34,490
                                                                           ----------------------

                                                                           $               46,306
                                                                           ======================

LIABILITIES & DEFICIT
              CURRENT LIABILITIES
                  Accounts payable                                         $                2,450
                  Payable - officer                                                       140,000
                                                                           ----------------------

                                         TOTAL CURRENT LIABILITIES                        142,450
                                                                           ----------------------

STOCKHOLDERS' DEFICIT
                  Common Stock $.001 par value:
                      Authorized - 100,000,000 shares
                      Issued and outstanding
                         11,000,000 shares                                                 11,000
                  Additional paid-in capital                                                    0
                  Deficit accumulated during the
                      development stage                                                  (107,144)
                                                                           ----------------------

                                       TOTAL STOCKHOLDERS' DEFICIT                        (96,144)
                                                                           ----------------------

                                                                           $               46,306
                                                                           ======================

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           4/16/86
                                                                     Three Months Ended                   (Date of
                                                                          March 31,                     inception) to
                                                                   1998               1997                 3/31/98
                                                            -----------------   -----------------  -----------------------
Net sales                                                   $               0   $               0  $                     0
Cost of sales                                                               0                   0                        0
                                                            -----------------   -----------------  -----------------------

                                              GROSS PROFIT                  0                   0                        0

General and administrative expenses                                   105,144                   0                  107,144
                                                            -----------------   -----------------  -----------------------

                                                  NET LOSS  $        (105,144)  $               0  $              (107,144)
                                                            =================   =================  =======================

Net income (loss) per weighted
           average share                                    $            (.01)  $             .00
                                                            =================   =================

Weighted average number of common
           shares used to compute net income
           (loss) per weighted average share                        9,222,222           1,000,000
                                                            =================   =================

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
                    CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                               Deficit
                                                                                                           Accumulated
                                                           Common Stock                 Additional            During
                                                         Par Value $0.001                Paid-in           Development
                                                     Shares            Amount            Capital               Stage
                                                 --------------    --------------    -----------------    --------------
Balances at 4/16/86
         (Date of inception)                                  0    $            0    $               0    $            0
         Issuance of common stock
             (restricted) at $.002 per
             share at 4/16/86                         1,000,000             1,000                1,000
         Net loss for period                                                                                      (1,950)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/86                                  1,000,000             1,000                1,000            (1,950)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/87                                  1,000,000             1,000                1,000            (1,960)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/88                                  1,000,000             1,000                1,000            (1,970)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/89                                  1,000,000             1,000                1,000            (1,980)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/90                                  1,000,000             1,000                1,000            (1,990)
         Net loss for year                                                                                           (10)
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/91                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/92                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/93                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/94                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/95                                  1,000,000             1,000                1,000            (2,000)
         Net income for year                                                                                           0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/96                                  1,000,000             1,000                1,000            (2,000)
         Net income for period                                                                                         0
                                                 --------------    --------------    -----------------    --------------
Balances at 12/31/97                                  1,000,000             1,000                1,000            (2,000)
         Issuance of common stock
             (restricted) for
             subsidiaries at $.001
             per share at 1/16/98                    10,000,000            10,000               (1,000)
         Net loss for period                                                                                     (105,144)
                                                 --------------    --------------    -----------------    ---------------

Balances at 3/31/98                                  11,000,000    $       11,000    $               0    $      (107,144)
                                                 ==============    ==============    =================    ===============

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                                                       (Date of
                                                                  Three Months Ended March 31,       Inception) to
                                                                     1998              1997             3/31/98
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (105,144)   $             0  $       (107,144)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Stock issued for expenses                                         9,000                  0             9,000
       Amortization                                                          0                  0                50
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES           (96,144)                 0           (98,094)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
  Purchase of equipment                                                (11,099)                 0           (11,099)
  Option                                                               (34,490)                 0           (34,490)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES           (45,589)                 0           (45,639)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
  Cash from subsidiary                                                 142,450                  0           142,450
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           142,450                  0           144,450
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS               717                  0               717

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $           717    $             0  $            717
                                                               ===============    ===============  ================

SUPPLEMENTAL INFORMATION
  During the quarter ended March 31, 1998, the Company issued 10,000,000 shares of restricted common stock at par value to acquire subsidiaries. $9,000 was treated as an acquisition cost and charged to expense.