Form 10QSB
period 1998-06-30
VISIONGLOBAL CORP
filed 1999-08-25
CIK 894535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-25

                            VisionGlobal Corporation
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                   87-0438636
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

     590 Madison Avenue, 21st Floor
         New York, New York                                     10022
(Address of principal executive offices)                     (Zip Code)

         599 Lexington Avenue, Suite 2300
         New York, New York                 10022
(Former Address)


Issuer's telephone number, including area code     (212) 521-4186

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding as of June 30, 1998
------------------------------------       ---------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK               11,200,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (6/98)

         The Company remains a development stage enterprise. It has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company's major activity for the six months ended June 30, 1998 was the acquisition of VisionCorp, Inc. as a subsidiary.

         During the six months ended June 30, 1998, the Company spent about $344,000 for various administrative expenses to develop the business of VisionCorp including a payment of about $34,000 towards an option with Geophysical Technology Limited which has various imaging technology. The option was forfeited when the Company decided against making the additional required payments.

         VisionCorp is at present a holding company whose principal business will be to foster, develop and manage companies in highly technical operations. VisionCorp intends to become an operating company itself in the near future, however, no date is scheduled for operations to begin.

         VisionCorp also owned Greatlands WaterWorks Limited, but abandoned the subsidiary effective June 30, 1998, when its business plan did not materialize.

Assets
         The Company remains without significant assets and is presently being supported by investment from various sources. The Company is now attempting to raise capital to begin operations. Future activities will be dependent on the Company's ability to raise substantial new capital.

         While there cannot be any assurance that the Company will be successful in obtaining substantial investment, the Company believes that if its negotiations are successful in obtaining an agreement with certain internet providers and internet related operations, it should be in a position to raise the necessary capital to activate the Company.

Liabilities
         The liabilities of the Company represent costs incurred in attempts to establish business operations during the past quarter.

Operations
         The Company has had no operating revenues as demonstrated by the financial statements. The expense associated with operations primarily consists of general and administrative costs incurred while attempting to establish a business for the Company by the negotiation of certain options held by the Company to acquire operations in the land mine discovery and removal business, water purification and other related businesses. At the same time the Company has been incurring expenses in connection with its present attempt to obtain an agreement for providing certain internet services which the Company hopes to conclude in the near future.

Stockholders' Deficit
         The Company has an accumulated loss of $346,249 which has been incurred to date during the development stage. At June 30, 1998 stockholders' deficit was $157,118.

Item 5.  Other Information (1999)

         On May 7, 1999, the Company announced an additional corporate strategy. The Company which is currently positioning itself as a prime contractor for ordnance detection and ordnance remediation utilizing geophysical technologies, has entered into talks with several entities to facilitate their plan to take advantage of the rapidly growing Internet and technology sector. It is Management's belief that the earnings potential that currently exist in the convergence of media related technologies is significant and will continue to grow. Additionally, Management has found a lucrative synergistic relationship between the two sectors which to date has not been exploited.

         As of the date of this filing, Management has secured funding interest for the future growth and development of the Company. Management believes this funding will provide sufficient working capital to initiate operations. Management intends to file a Form 8-K to announce a recent acquisition and other developments for the future growth of the Company (see May 7 item above). Management has decided not to renew negotiations regarding Geophysical Technology Limited. However, Management is now focused on a more attractive opportunity to fulfill the Company's ambitions in the ordnance sector.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of June 30, 1998
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VisionGlobal Corporation



Dated:  August 24, 1999                   /s/ Martin Wotton
                                                   Martin G. Wotton,
                                                   President and Director

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,                 December 31,
                                                                           1998                       1997
                                                                        (Unaudited)                 (Audited)
                                                                  ----------------------     --------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                 $                   45     $                  0
                                                                  ----------------------     --------------------

                                            TOTAL CURRENT ASSETS                      45                        0
                                                                  ----------------------     --------------------

                                                                  $                   45     $                  0
                                                                  ======================     ====================

LIABILITIES & DEFICIT
   CURRENT LIABILITIES
     Accounts payable                                             $               10,800     $                  0
     Loans payable                                                                76,163                        0
     Payable - officer                                                            70,200                        0
                                                                  ----------------------     --------------------

                                       TOTAL CURRENT LIABILITIES                 157,163                        0

   STOCKHOLDERS' DEFICIT
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 11,200,000 shares
         (1,000,000 in 1997)                                                      11,200                    1,000
     Additional paid-in capital                                                  177,931                    1,000
     Deficit accumulated during the
       development stage                                                        (346,249)                  (2,000)
                                                                  ----------------------     --------------------

                                     TOTAL STOCKHOLDERS' DEFICIT                (157,118)                       0
                                                                  ----------------------     --------------------

                                                                  $                   45     $                  0
                                                                  ======================     ====================

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      4/16/86
                                                     Three Months Ended                Six Months Ended              (Date of
                                                          June 30,                         June 30,                inception) to
                                                   1998              1997           1998              1997            6/30/98
                                               -------------    -------------   -------------    -------------  ------------------
Net sales                                      $           0    $           0   $           0    $           0  $                0
Cost of sales                                              0                0               0                0                   0
                                               -------------    -------------   -------------    -------------  ------------------

                                GROSS PROFIT               0                0               0                0                   0

General and administrative expenses                  239,105                0         344,249                0             346,249
                                               -------------    -------------   -------------    -------------  ------------------

                                    NET LOSS   $    (239,105)   $           0   $    (344,249)   $           0  $         (346,249)
                                               =============    =============   =============    =============  ==================

Net income (loss) per weighted
   average share                               $        (.02)   $         .00   $        (.03)   $         .00
                                               =============    =============   =============    =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              11,200,000        1,000,000      10,350,000        1,000,000
                                               =============    =============   =============    =============

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                        Six Months Ended               (Date of
                                                                            June 30,                 Inception) to
                                                                     1998              1997             6/30/98
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (344,249)   $             0  $       (346,249)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
  Changes in assets and liabilities:
       Accounts payable                                                 10,800                  0            10,800
       Payable - officer                                                70,200                  0            70,200
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES          (263,249)                 0          (265,199)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
  Loans                                                                 76,163                  0            76,163
  Cash from subsidiary                                                 187,131                  0           187,131
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           263,294                  0           265,294
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                45                  0                45

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $            45    $             0  $             45
                                                               ===============    ===============  ================

SUPPLEMENTAL INFORMATION
  During the quarter ended March 31, 1998, the Company issued
  10,000,000 shares of restricted common stock to acquire subsidiaries.