Form 10QSB
period 1998-09-30
VISIONGLOBAL CORP
filed 1999-08-25
CIK 894535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding as of September 30, 1998
------------------------------------     ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK             11,200,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (9/98)

         The Company remains a development stage enterprise. It has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company's major activity for the nine months ended September 30, 1998 was the acquisition of VisionCorp, Inc. as a subsidiary.

         During the nine months ended September 30, 1998, the Company spent about $362,000 for various administrative expenses to develop the business of VisionCorp including a payment of about $34,000 towards an option with Geophysical Technology Limited which has various imaging technology. The option was forfeited when the Company decided against making the additional required payments.

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

Stockholders' Deficit
         The Company has an accumulated loss of $364,238 which has been incurred to date during the development stage. At September 30, 1998 stockholders' deficit was $175,107.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of September 30, 1998 27 Financial Data Schedule

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

                                     VisionGlobal Corporation



Dated:  August 24, 1999                /s/ Martin Wotton
                                              Martin G. Wotton,
                                              President and Director

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                       September 30,              December 31,
                                                                           1998                       1997
                                                                        (Unaudited)                 (Audited)
                                                                  ----------------------     --------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                 $                    0     $                  0
                                                                  ----------------------     --------------------

                                            TOTAL CURRENT ASSETS                       0                        0
                                                                  ----------------------     --------------------

                                                                  $                    0     $                  0
                                                                  ======================     ====================

LIABILITIES & DEFICIT
   CURRENT LIABILITIES
     Accounts payable                                             $               28,744     $                  0
     Loans payable                                                                76,163                        0
     Payable - officer                                                            70,200                        0
                                                                  ----------------------     --------------------

                                       TOTAL CURRENT LIABILITIES                 175,107                        0

   STOCKHOLDERS' DEFICIT
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 11,200,000 shares
         (1,000,000 in 1997)                                                      11,200                    1,000
     Additional paid-in capital                                                  177,931                    1,000
     Deficit accumulated during the
       development stage                                                        (364,238)                  (2,000)
                                                                  ----------------------     --------------------

                                     TOTAL STOCKHOLDERS' DEFICIT                (175,107)                       0
                                                                  ----------------------     --------------------

                                                                  $                    0     $                  0
                                                                  ======================     ====================

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      4/16/86
                                                     Three Months Ended                Nine Months Ended             (Date of
                                                        September 30,                    September 30,             inception) to
                                                   1998              1997           1998              1997            9/30/98
                                               -------------    -------------   -------------    -------------  ------------------
Net sales                                      $           0    $           0   $           0    $           0  $                0
Cost of sales                                              0                0               0                0                   0
                                               -------------    -------------   -------------    -------------  ------------------

                                GROSS PROFIT               0                0               0                0                   0

General and administrative expenses                   17,989                0         362,238                0             364,238
                                               -------------    -------------   -------------    -------------  ------------------

                                    NET LOSS   $     (17,989)   $           0   $    (362,238)   $           0  $         (364,238)
                                               =============    =============   =============    =============  ==================

Net income (loss) per weighted
   average share                               $        (.00)   $         .00   $        (.03)   $         .00
                                               =============    =============   =============    =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              11,200,000        1,000,000      10,633,333        1,000,000
                                               =============    =============   =============    =============

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                        Nine Months Ended              (Date of
                                                                          September 30,              Inception) to
                                                                     1998              1997             9/30/98
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (362,238)   $             0  $       (364,238)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Amortization                                                          0                  0                50
  Changes in assets and liabilities:
       Accounts payable                                                 28,744                  0            28,744
       Payable - officer                                                70,200                  0            70,200
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES          (263,294)                 0          (265,244)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
  Loans                                                                 76,163                  0            76,163
  Cash from subsidiary                                                 187,131                  0           187,131
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           263,294                  0           265,294
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================

SUPPLEMENTAL INFORMATION
  During the quarter ended March 31, 1998, the Company issued 10,000,000 shares of restricted common stock to acquire subsidiaries.