Form 10KSB
period 1998-12-31
VISIONGLOBAL CORP
filed 1999-10-05
CIK 894535

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998; or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

         Commission File No. 33-55254-25

                            VisionGlobal Corporation
             (Exact name of Registrant as specified in its charter)

          NEVADA                                     87-0438636
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)

44 Montgomery Street, Suite 500,
San Francisco, California                         94104
(Address of principal executive offices)       (Zip Code)

590 Madison Avenue, 21st Floor
New York, New York                                 10022
 (Former Address)                              (Former Zip Code)

Registrant's telephone number, including area code  (415) 955-0585

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of October 4, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $8,865,000, based on 7,092,000 shares at a price of $1.25.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of August 12, 1999
------------------------------------         ---------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 17,242,000 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 8-K for January 26, 1998                        Form 8-K for March 3, 1998

                                   FORM 10-KSB
                             VISONGLOBAL CORPORATION

                                December 31, 1998

                                TABLE OF CONTENTS

    Item
   Number                           Description                           Page

                                     PART I

     1.  Description of Business.......................................... 3
     2.  Description of Properties........................................ 9
     3.  Legal Proceedings................................................ 9
     4.  Submission of Matters to a Vote of Security Holders.............. 9

                                     PART II

     5.  Market for Registrant's Common Stock and Related
           Stockholder Matters............................................ 9
     6.  Management's Discussion and Analysis or Plan of Operation........10
     7.  Financial Statements.............................................10
     8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................10

                                    PART III

     9.  Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.....10
     10. Executive Compensation...........................................11
     11. Security Ownership of Certain Beneficial Owners and Management...11
     12. Certain relationships and Related Transactions...................12

                                     PART IV

     13. Exhibits and Reports on Form 8-K.................................12

                                     PART I

ITEM 1.           Business.

Background

         The Company was incorporated under the laws of Utah on April 16, 1986 and subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired all of the contractual obligations, shareholder rights and identity of the Utah corporation, and then the Utah corporation was dissolved. The Company is in the developmental stage, and its operations to date have been limited to the sale of shares to Capital General Corporation and the gifts of shares to certain persons. Until the acquisition of VisionCorp, Inc. by the Company on January 16, 1998, and its recent acquisition of Lone Peak Research, Inc. its operations have been otherwise dormant. Unless the context otherwise requires, references in this report to "VisionGlobal" or the "Company" refer to VisionGlobal Corporation and its subsidiaries. The Company's principal executive offices are presently located at 44 Montgomery Street, Suite 500, San Francisco, CA 94104, and its telephone number is (415) 955-0585.

         As stated in the Company's report on Form 8-K for January 26, 1998 which is hereby incorporated by reference, on January 16, 1998 the Company entered into an agreement with the shareholders of VisionCorp, Inc., a Delaware corporation, ("VisionCorp") to acquire a 100% interest in said corporation through an exchange of shares in which the Company issued 10,000,000 shares of its Class A Common Stock solely in exchange for all of the outstanding Common Stock of VisionCorp. As a result of this agreement, Shiretalk Investments, Inc. and the minority shareholders of VisionCorp, were issued 10,000,000 shares of the Company's Common Stock and became principal shareholders of the Company. The Company then proceeded to operating the business of VisionCorp and became an operating entity to the extent of VisionCorp's business, which is presently limited.

         The Company has acquired certain technology by its acquisition of all the outstanding Common Stock of Lone Peak Research, Inc., a Salt Lake City, Utah based RF (radio frequency) company. The acquisition was completed in August 1999. The acquisition will permit VisionGlobal to offer wireless internet access and eventually other services at reasonable prices compared to present rates and at high transmission speeds. At present this technology is in the process of being prepared for operation in the near future (see discussion below), but is not yet available.

         The Financial Statements included with this report relate to the activities of the Company prior to the date of its acquisition of VisionCorp and continue to reflect the inactive status of the Company as it was prior to December 31, 1997. The Company intends to file new and updated Financial Statements to reflect the combined operations of the Company inclusive of VisionCorp and Lone Peak Research.

         VisionCorp is at present a holding company whose principal business will be to foster, develop and manage companies in highly technical operations. VisionCorp intends to become an operating company itself in the future.

         During the previous fiscal year the Company continued to be inactive and devoted its time to finding a merger or acquisition partner, all of which resulted in the acquisition of VisionCorp and Lone Peak Research.

         Through the acquisition of Lone Peak Research the Company is preparing to deploy and fully market a high-speed wireless network solution to 50 cities throughout the United States and several international countries under the name VisionZOOM. The Company's service will initially be available to the San Francisco Bay area including Silicon Valley. Rapid expansion of additional cities will be made after the first year of operations. VisionZOOM will target a customer base consisting of single family homes, businesses, schools, universities and governmental institutions. It is anticipated that initial marketing of the VisionZOOM service will begin in July of 2000.

         Lone Peak Research owns the intellectual property rights to wireless technology developed over the last two years. This technology includes 25 Mbps licensed free data radios that operate in a point-to-point, point-to- multipoint and multipoint-to-multipoint network configuration. The Lone Peak product line is in the completion phase of development and will be an integral part of the VisionZOOM system that will run on the unlicensed 5.7 GHz spectrum and initially transfer data up to speeds of 25 Mbps. It is the Company's intention to increase speeds up to 50 Mbps and then to 100 Mbps over a two-year period. Final development of the initial technology will be completed in the fall of 2000. VisionGlobal will own 100% of the intellectual property and patents associated with the final development of the 5.7 GHz operating systems.

         To VisionGlobal's knowledge, it will have a faster and more economical system deployment than any potential competitor to mass areas. VisionZOOM's customer service will include both an 800 number and web based support. The Company's web site will allow a customer to learn information on the Company's management, board of directors, public filings, how the technology works, installation techniques, pricing structure, contact information and online forms to subscribe to the VisionZOOM service and receive real-time technical support.

         The  Company  will  begin  its  VisionZOOM   service  in  August  2000.
VisionZOOM will initially be available to the San Francisco Bay Area, then launched throughout the country.

         VisionGlobal is completing the development of a two-way high-speed wireless network solution that it is planning to deploy and market in selected cities throughout the United States utilizing spectrum in the 5.7 GHz band. The Company network will be initially designed so that data transmission speeds can increase (burst) to 25 Mbps while delivering a minimum of 1.5 to 2 Mbps. According to the Company's knowledge, this will provide an effective one-way throughput with speeds faster than all wired and wireless services in use today. During this pre-operating period, the Company will complete the installation of the backbone (basic network structure) in the San Francisco Bay area.
VisionGlobal's network will be connected on to DS3s owned by fiber optic providers making it fully redundant.

         The Company believes there is an increasing demand for wireless connectivity and feels it can become a leading provider of "broadband" high-speed wireless solutions and services. The Company will target single-family homes; businesses including the telecommuter and the home based business with a fast, reliable, reasonably priced service. The Company also has plans to offer its service to apartment complexes, high rises, business parks, schools, universities and government facilities in each market concurrent with the offering to residential and business owners.

         Upon the successful completion of the first phase of the United States rollout, which the Company anticipates to be 22 months from October 1, 1999, the Company intends to launch its service internationally with the initial countries being Australia, Japan and Canada.

Technology

         The Company will make use of Wide-band binary phase shift keying (BPSK) technology.

         The wireless solution under development utilizes the unlicensed 5.7 U-NII band at 5.7 GHz. The system is capable of 10 to 25 Mbps. Depending on network design and instantaneous loading, data transmission speeds can burst up to the full 25 Mbps. This will provide an effective one way throughput, based on the Company's calculations, 446 times faster than a modem, 195 times faster than ISDN, more than 16 times faster than a T-1, up to 97 times faster than DSL and 12 times faster than the cable modem.

         The Company's product consists of a transceiver and will feature a standard 10/100 Base-T Ethernet interface that allows it to be plugged into existing local area networks and communication architectures with minimal effort. The hardware and firmware will be specifically designed to support all relevant industry standards, including TCP/IP and SNMP for easy remote management. It will support a variety of networking protocols, including 10Base-T, 100Base-T, ATM, video and telephone standards. The modular design will allow adjustment for product specifications and performance to meet emerging standards or unique customer requirements. Each unit used in a link or a network will act as a dynamic routing packet switched node. This unique design approach to wireless networking sets this product apart from others because each unit will be intelligent enough to dynamically route packets. This means that units can be used to create a true multipoint network (either point to multipoint or multipoint-to-multipoint). This feature helps the network architect overcome some of the pitfalls of other wireless networks such as line of site problems.

         The wireless network can be divided into subnets, with each subnet operating as a local cluster. Each subnet would have gateways that help the subnet nodes communicate with other subnets. The Company is of the opinion that its wireless networking products will be unique in their ability to minimize the difficulties associated with microwave packet radio transmission: reflection, deflection, and scattering. Signal quality is a dynamic factor that can be affected by such things as weather, people, atmospheric interference and obstructions. The products will be developed in such a way that data can be transported from one radio to another in a dynamic fashion unlike other wireless networking options on the market today.

         Multi-path is a condition of radio wave propagation that is universal to all frequencies. It occurs when a transmitted signal is reflected off a surface. Technically, the phenomenon occurs at the receiver's antenna. As a wave travels through an urban environment it will be reflected off many surfaces. The impact of these reflections introduces anything from a slight to an extreme shift in time to signal. At the receiver's antenna, all of these waves add together. Since the time shift of the waves is random, some shifts will constructively add to the direct signal and some will destructively add, thus making the signal amplitude fluctuate randomly. The units will mitigate the effects of multi-path by employing unique and proprietary algorithms and RF circuitry to process incoming signals.

         The Company feels that it is essential to implement the best encryption and security technologies to protect all transmitted data. The Company plans to license encryption technologies to include in every product sold.

         VisionGlobal intends to engineer its product range and network architecture such that any upgrades or improvements can be easily implemented. The Company plans to add faster bandwidth products within the first six to twelve months after the initial rollout, including 50 Mbps and 100 Mbps.

         It is VisionGlobal's intention to provide more than connectivity. The Company plans to implement voice and video services over the network. These additional services will be phased in after the Company completes the initial marketing phase of operations. The Company believes in establishing strategic alliances with major IP telecommunications firms that will provide content directories and other distribution products over the Company's network.

Product Overview

         VisionGlobal's primary product line will be a family of 5.7 GHz radio frequency (RF) wireless networking receivers and transmitters. This packet switching technology will provide high data transmission rates (ranging from 25 Mbps to 100 Mbps, half duplex) over distances exceeding twenty (20) square miles with an output power of 120 milliwatts. This will allow VisionGlobal to provide customers with superior price/performance. The Company's first product will provide end-users with the opportunity to connect to the Internet at speeds up to 500 times faster than today's alternative solutions.

         The Company believes that its product design will be able to minimize multi-path and other networking problems inherent in microwave wireless technologies. VisionGlobal also believes that its technical solutions are unique, proprietary, and possibly eligible for patents. The hardware and firmware will be specifically designed to support relevant and applicable industry standards. Customers will be able to extend their current networks with point-to-point, point-to-multipoint, and multipoint-to-multipoint wireless bridges.

         The Company will not undertake the manufacturing of any product. All production will be turnkey through major manufacturing companies yet to be identified. The decision will be based on the manufacturer's ability to handle the design. The Company will pay for the units as they are shipped.

Product Features Summary   (in development, subject to change)

    o  Data transfer rates up to 25 Mbps (half duplex)
    o  5.8 GHz (5725-5850 Mhz)
    o  Up to 15 mile range
    o  Data turnaround time less than 10 ms
    o Unlicensed U-NIII spectrum, Part 15.401 - no operating license required in US and possibly other countries
    o  10BaseT
    o  IEEE 802.3 and 802.3u compliant
    o  Forward error correction
    o  Power encryption (to be determined later)
    o Supports TCP/IP and SNMP protocols (ATM, video and voice protocols to be added later)
    o  Instant provisioning
    o  Packet on demand
    o Supports point-to-point, point-to-multipoint and multipoint-to-multipoint configurations

Market Overview

         The Company has identified market segments it feels that are subject to high growth trends and plans to market it aggressively: the high-speed data business users; telecommuters; schools; home businesses; single family homeowners; the apartment residents and government facilities. The Company's strategy to penetrate each of the segments is to offer a price/performance leading product; launch a custom promotions program tailored to each market segment and to develop unique VisionZOOM distribution channels to increase its sales reach in addition to Company employed sales and marketing specialists.

         To the Company's knowledge,  VisionGlobal will be the first to market a
5.7 GHz product in this category. Our closest direct competitor is Metricom Inc. (Market Capitalization at approximately US$2B) with its Ricochet product that offers a 900 Mhz 28 Kbps system. According to Metricom's latest report, within 6 months Metricom has seen its client base grow from zero to 28,000 clients and an upgrade to 128 Kbps is anticipated within 12 months. For comparison, this system, transmitting data at a speed of 128kbps, will translate into .5% of the initial anticipated VisionZOOM transmission rate.

         VisionGlobal will commence business with an immediate rollout of the wireless backbone necessary to support the forthcoming 5.7GHz product. The rollout will include a fully redundant backbone; scalable based on bandwidth requirements and by establishing partnerships with tier 1 providers. With technological enhancements the Company will realize at the 5.7GHz level, the Company will be able to offer a suggested list price highly competitive to alternative technologies. We will also achieve this through significantly lower overhead, stronger sales channel development, experienced management and superior engineering and product design optimized to reduce the cost of manufacturing.

         During the first 18-24 months of operations, VisionGlobal plans to focus its attention on the US domestic market. However, VisionGlobal management has identified opportunities for the Company's wireless products and technologies in other parts of the world - especially in established markets such as Japan, Canada, Europe and Australia, where demand for high speed data transfer is increasing coupled with the ability to pay. Each major international market is characterized by different regulatory environments and distribution channels, and will therefore require some product development and marketing investments to develop.

Competition

         VisionGlobal considers the major competition to its high-speed wireless system to be Digital Subscriber Line ("DSL") service and the cable modem.

DSL

         DSL will deploy throughout 1999. The incumbent local exchange carriers (ILECs) and a handful of competitive local exchange carriers (CLECs) have begun to offer DSL service in major metro areas and some second-tier markets. The carriers focused in 1998 on equipping the central offices in major metro areas with DSL- access multiplexers (DSLAMS) and are ready for the rollout. Businesses can save 50% or more on connectivity bills by switching to symmetric DSL service
(SDSL). Small businesses will improve their performance with only a small increase in price. Consumer costs however will remain high ($50 range) until a more cost-effective asymmetric DSL (ADSL) version is available.

         The opportunity comes with some concerns. DSL varies greatly in bandwidth availability, whether configured as ADSL, ADSL Lite, RADSL (rate adaptive), or IDSL (integrated). The carriers that offer DSL services configure their systems independently and as a result there is no conformity. They are having problems getting the services rolled out timely because of confusing specifications, complex end-user installation (requires two technicians), and poor marketing (packaging and pricing).

         Currently, DSL services are not widely available where they have been launched and penetration is low. At the end of 1998, there were approximately 39,000 DSL subscribers with 2.7 million projected by the end of
2002.

Cable Modem

         Only 12% of the cable industry's systems have the ability to deliver high-speed data via the cable modem. Billions of dollars are going to be needed to retrofit or rebuild the major market systems. Upgrading a coax system to bi-directional can cost about $25 per home passed. Upgrading from bi-directional coax to hybrid fiber/cable will cost as much as $200 per home passed.

         However, with the bank rolling of the industry by companies such as Microsoft ($1-billion into Comcast) and AT&T's acquisition of TCI and Media One, the industry is starting to get capitalized.

         Cable modems have a downstream data rate of 1.5 Mbps. However, as users increase, the service speed degrades. Monthly costs are approximately $40 with the installation in some cases over $200, although by the end of 1999, the hardware costs should drop. The industry had approximately 700,000 modem subscribers at the end of 1998, but is projected to reach 4 million by the end of 2002.

Other Competition

         The Company will also be competing with the following:

         o        Dial-up   modems,   which  are   inexpensive  and  universally
                  available.

         o        Frame  relay,   ISDN,  T1  or  other  traditional   wire-based
                  technologies (typically offered by the TELCOs).

         o        Satellite connectivity, such as DIRECPC.

         o Licensed microwave wireless options that typically bundle voice, data and other services with proprietary hardware.

         o        Wireless laptop/PDA connectivity providers.

Summary

         The Company expects VisionZOOM's pricing to compare favorably to both the price of deploying alternative technologies, such as T1 service and the price of other wireless networking products. The VisionZOOM system will interface with current systems to allow wireless to be plugged into existing local area networks and communications architecture with minimal effort. All installations will be professionally completed to insure consistent network excellence. The hardware and firmware will be specifically designed to support all relevant industry standards, including TCP/IP and SNMP for easy remote management. VisionZOOM will support a variety of networking protocols, including 10Base-T, 100Base-T, ATM and even video and cellular telephone standards, if requested by the marketplace. Physically, the radios will be designed to fit into standard 19-inch rack mounts used in most wiring closets and network banks.

         VisionZOOM's product will be modularly designed so that it can adjust quickly to changing product specifications and performance to meet emerging standards or unique customer requirements. For example, if a specific customer had a business application that requires greater transmission distances, VisionZOOM can integrate a more powerful antenna. If a new networking protocol for Internet-based content delivery is released, VisionZOOM can quickly upgrade the firmware to support the new protocol.

         Each unit used in a link (a pair) or a network (multiple) will act as a dynamic routing packet switched node. This unique design approach to wireless networking sets VisionZOOM apart from others because each unit will be intelligent enough to dynamically route packets. This means that the units can be used to create a true multipoint network (either point-to-multipoint or multipoint-to-multipoint).

         The VisionGlobal wireless networking products will be unique in their ability to minimize the difficulties associated with microwave packet radio transmission: reflection, deflection, and scattering. Signal quality is a dynamic factor that can be affected by such things as weather, people, atmospheric interference and obstructions. Unlike other wireless networking options on the market today, VisionGlobal products will be developed in such a way that data can be transported from one radio to another in a dynamic fashion.

         The Company is of the opinion that it will have a distinct advantage over its competitors and is ideally positioned to offer more than connectivity to the Internet over its network. It is the Company's opinion that due to the tremendous bandwidth and speed of the VisionZOOM network, the demand for space from outside providers will be forthcoming.

Prior Activities

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

ITEM 2.           Properties.

         The Company does not directly own any properties and temporarily utilizes office space in office suites located in New York City and San
Francisco at a rental of $4,000 per month which includes telephone and secretarial service. The Company has no agreements with respect to the maintenance or future acquisition of office facilities; however, if full time operations are achieved through its interests in VisionCorp, it is anticipated that the office of the Company will be moved to more suitable space. The Company does not have a long-term lease for its present facilities.

ITEM 3.           Legal Proceedings.

         Prior to the change in control of the Company which took place when it was acquired by Shiretalk Investments, Inc. and other shareholders of VisionCorp on January 16, 1998, the Company was involved in proceedings with the State of New Jersey, the State of Utah and the Securities and Exchange Commission. These proceedings have been fully described in the company's annual report dated December 31st 1997, which is hereby incoporated by reference. The actions were pertaining to the former owners of the company and proceedings did not involve any of the current Directors and Officers or major shareholders and none of such legal proceedings are pending.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ended December 31, 1998.

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

                          COMMON STOCK TRADING HISTORY

                                                High              Low
         Quarter ended December 31, 1997            0.25              0.25
         Quarter ended March 31, 1998               3.00              .375
         Quarter ended June 30, 1998                1.50               .15
         Quarter ended September 30, 1998            .50             .1875
         Quarter ended December 31, 1998           .1875             .0937

         The number of record holders of the Company's Common Stock on October 1, 1999 was 770. There currently are three market makers for the Company's securities.

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

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The Company lost $392,310 for the year ended December 31, 1998. The loss related to trying to develop various business plans which did not prove to be successful. The Company is now concentrating its efforts on the VisionZoom project discussed elsewhere.

         The Company does not anticipate any problems with the Y2K problem. The Company intends to make sure its computer systems and software are compliant and will also check with those entities it does business with to assure Y2K compliance.

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

                                    PART III

ITEM 9.           Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors. Mr. Martin G. Wotton and Mr. B. Bruce Freitag were appointed as directors in January, 1998 and Mr. Joseph W. Hipple was appointed as a director in August, 1999. All directors will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

         Martin G. Wotton, Age 37. Mr. Wotton has been the Chief Executive Officer, President and Board Member of VisionGlobal Corporation since January 1998. Prior to that he was a director of the Greatlands Group of Companies, an Australian company specializing in acquisitions, venture capital raising and investments. In late 1997 Mr. Wotton decided to concentrate on building a Global Company with a U.S. base, focused specifically on technology ventures with early revenue opportunities. Prior to that, Mr. Wotton worked as a Senior Derivatives Representative in the Australian Securities Markets and specialized in Institutional Derivatives Management. Mr. Wotton's experience in the Securities Industry spans some 12 years, the highlights of which include development and commercialization of a derivatives pricing, valuation, risk management system that is now an Industry standard and managing a rated team of specialists for a number of years in the Institutional Derivatives Market. From 1995 to 1996, Mr. Wotton was associated with the stock brokerage firm of Burdett, Buckeridge & Young, Ltd., Sydney, Australia. From 1990-1995 Mr. Wotton was associated with the stock brokerage firm of McKinley Wilson and Co. Ltd., Sydney, Australia.

         B. Bruce Freitag, Age 68. Mr. Freitag has been Secretary and a Board Member of VisionGlobal Corporation since January 1998. He is presently a practicing attorney for 38 years in the area of securities and business law. He is formerly a director of Thor Energy Resources, Inc., an American Stock Exchange oil exploration company, Tyler, Texas, where he was chairman of the audit committee and a member of the compensation committee. Management of Thor recently repurchased all of the shares on the market and Thor became a privately-owned corporation. Mr. Freitag was also a member of the Board of Directors of Tucker Drilling Company, Inc., a contract oil drilling company, San Angelo, Texas. Tucker recently merged with Paterson Energy Corporation.

         Joseph W. Hipple, III, Age 52. Mr. Hipple has been the Executive Vice-President and Chief Operating Officer of VisionGlobal Corporation and Chief Executive Officer and President of VisionGlobal Network Corporation since August 1999. He serves on the Board of Directors of both companies. He is also an Advisory Director for the Peninsula Group; a New York based company specializing in Pacific Rim high technology investments. Prior to that, Mr. Hipple was Chief Executive Officer of Business Smart, LLC, a company he founded to assist companies in new market expansion, fund raising, strategic business planning and finding strategic partners. Prior to that, Mr. Hipple was President, Chief Operating Officer, Director and Member of the Executive Committee of People's Choice TV Corp., one of the largest owners and operators of wireless frequencies in the country, from 1989 to 1996. Mr. Hipple assisted in raising private equity funds of $12 million; IPO funding of $26 million; a secondary offering of $32 million; a $16 million senior debt placement from the Bank of Montreal; a $50 million equity placement and a $175 million bond offering. Prior to that, Mr. Hipple was an Area Vice President of Comcast Corporation, the nation's fourth largest cable operator, from 1985 to 1989. At Comcast, Mr. Hipple had complete management authority over the company's Philadelphia and Indianapolis based regions with over 300,000 customers and $100 million in revenue. From 1978 to 1982, Mr. Hipple was a founder and Chief Operating Officer of Black Hawk Cable, a Texas based multiple system operator in the Dallas/Forth Worth metro region. Black Hawk was sold to CBS and Mr. Hipple became a vice president of CBS working on new market development throughout the United States and serving as a member of CBS's Strategic Planning and Evaluation team of new business opportunities. Prior to that, Mr. Hipple was Area Manager for several upstate New York systems for Teleprompter Corporation and assistant regional manager responsible for 400,000 customers. Mr. Hipple was awarded a Medal of Commendation from the United States Navy for his leadership and administrative skills while serving in Vietnam.

ITEM 10.          Executive Compensation.

         During 1998, Mr. Wotton received $25,000. The Company has made no other arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf. No remuneration has been paid to the Company's officers or directors during the previous fiscal year ended December 31, 1997. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management at this time. Substantial changes may occur in the structure of the Company and its management when operations begin. At such time, contracts may be negotiated with management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated.

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth at the date of this Report, the stock ownership of each person known by the Company to be beneficial owner of five percent (5%) or more of the Company's Common Stock and by all officers and directors as a group:

                 Name and Address                     Amount of                    Percent
                of Beneficial Owner             Beneficial Ownership              of class
         -------------------------------    ---------------------------    ----------------------
         Shiretalk Investments, Inc.(1)(2)(3)                10,000,000                     58.0%
         590 Madison Avenue, 21st Floor
         New York, New York 10022

         R. Marriott                                          1,703,000                     9.88%
         206 Tablelands Road, Opotiki,
         North Island, New Zealand

         Lionsgate Holdings, Inc.                             1,180,000                     6.84%
         Aspen Orchard, R.D. 1, Opotiki
         North Island, New Zealand

                 Name and Address                     Amount of                    Percent
                of Beneficial Owner             Beneficial Ownership              of class
         -------------------------------    ---------------------------    ----------------------
         B. Bruce Freitag(3)                                    150,000                     0.87%
         599 Lexington Ave., Suite 2300
         New York, NY 10022

         All Officers and                                    10,150,000                    58.87%
         Directors as a Group
         (Consisting of two Persons) (2)

         (1) Shiretalk Investments, Inc. may be deemed to be the Company's "parent" and "promoter," pursuant to the Rules and Regulations promulgated under the1933 Act.

         (2) Martin G. Wotton is the sole owner of the outstanding capital stock of Shiretalk Investments, Ltd. and, since he is in a position to control the actions of Shiretalk, the beneficial interest in the shares of Common Stock held by Shiretalk are attributable to Mr. Wotton.

         (3) Messrs Wotton and Freitag are each holders of options to purchase common stock at $.50 per share in the amounts of 5,000,000 and 150,000 respectively.

ITEM 12.          Certain Relationships and Related Transactions.

         Shiretalk Investments, Inc., the Principal Shareholder of the Company entered into an agreement with the Company in January, 1998 in which it was agreed that the Company would acquire all of the Common Stock of Shiretalk and other Shareholders VisionCorp, Inc. in exchange for a total of 10,000,000 shares of the Company's Common Stock. The Agreement was negotiated at "arms length"with the then management of the Company. At the time of the consummation of the agreement, the Company's Common Stock was traded infrequently on the OTC Bulletin Board at approximately $0.25 per share.

                                                          PART IV

ITEM     13.      EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit required to be filed pursuant to Item 601 of Regulation S-K:

          None

      (b) Reports on Form 8K

          None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VISIONGLOBAL CORPORATION


Date: October 5, 1999            By:
                                 Martin G. Wotton, President, Chief Executive
                                 Officer, and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 5, 1999
                                 Martin G. Wotton, President,
                                 Chief Executive Officer, Chief
                                 Financial Officer and Director

Date: October 5, 1999
                                 B. Bruce Freitag, Secretary/Treasurer,
                                 and Director

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
VisionGlobal Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of VisionGlobal Corporation (a development stage company) and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1998, 1997, and 1996, and for the period of April 16, 1986 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VisionGlobal Corporation (a development stage company) and subsidiaries as of December 31, 1998 and 1997, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 1998, 1997, and 1996, and for the period of April 16, 1986 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1998, the Company had a deficit in working capital of $(155,179) and a retained deficit of $(394,310). The Company has no operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                  Smith & Company
                                                  CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
September 28, 1999

         10 West 100 South, Suite 700 o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297 o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountants o
                Utah Association of Certified Public Accountants

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS



                                                                                       December 31,
                                                                                1998                  1997
                                                                         -----------------     -----------------
     ASSETS
CURRENT ASSETS
   Cash in bank                                                          $               0     $               0
                                                                         -----------------     -----------------

                                                   TOTAL CURRENT ASSETS                  0                     0

OTHER ASSETS
   Organization costs (Note 1)                                                           0                     0
                                                                         -----------------     -----------------
                                                                                         0                     0
                                                                         -----------------     -----------------

                                                                         $               0     $               0
                                                                         =================     =================

     LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                      $          59,979     $               0
   Payable - officer (Note 4)                                                       70,200                     0
   Loans payable (Note 7)                                                           25,000                     0
                                                                         -----------------     -----------------

                                              TOTAL CURRENT LIABILITIES            155,179                     0

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock $.001 par value:
     Authorized - 100,000,000 shares
     Issued and outstanding  11,200,000 shares (1,000,000
       in 1997)                                                                     11,200                 1,000
   Additional paid-in capital                                                      227,931                 1,000
   Deficit accumulated during
     the development stage                                                        (394,310)               (2,000)
                                                                         -----------------     -----------------

                                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (155,179)                    0
                                                                         -----------------     -----------------

                                                                         $               0     $               0
                                                                         =================     =================

See Notes to Consolidated Financial Statements.

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                             4/16/86
                                                                                                            (Date of
                                                                         Year Ended December 31,           inception) to
                                                              1998            1997           1996           12/31/98
                                                          -------------  -------------  -------------   -----------------

Net sales                                                 $           0  $           0  $           0   $               0
   Cost of sales                                                      0              0              0                   0
                                                          -------------  -------------  -------------   -----------------

                                           GROSS PROFIT               0              0              0                   0

General & administrative expenses                               392,310              0              0             394,310
                                                          -------------  -------------  -------------   -----------------

                                               NET LOSS   $    (392,310) $           0  $           0   $        (394,310)
                                                          =============  =============  =============   =================

Net income (loss) per weighted
 average share                                            $        (.04) $         .00  $         .00
                                                          =============  =============  =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                         10,350,000      1,000,000      1,000,000
                                                          =============  =============  =============



See Notes to Consolidated Financial Statements.

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                             Deficit
                                                                                                           Accumulated
                                                           Common Stock                 Additional           During
                                                         Par Value $0.001                 Paid-in          Development
                                                     Shares            Amount             Capital             Stage
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 4/16/86
   (Date of inception)                                         0  $              0  $               0   $               0
   Issuance of common stock (restricted)
     at $.002 per share at 6/16/86                     1,000,000             1,000              1,000
   Net loss for period                                                                                             (1,950)
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/86                                   1,000,000             1,000              1,000              (1,950)
   Net loss for year                                                                                                  (10)
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/87                                   1,000,000             1,000              1,000              (1,960)
   Net loss for year                                                                                                  (10)
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/88                                   1,000,000             1,000              1,000              (1,970)
   Net loss for year                                                                                                  (10)
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/89                                   1,000,000             1,000              1,000              (1,980)
   Net loss for year                                                                                                  (10)
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/90                                   1,000,000             1,000              1,000              (1,990)
   Net loss for year                                                                                                  (10)
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/91                                   1,000,000             1,000              1,000              (2,000)
   Net income for year                                                                                                  0
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/92                                   1,000,000             1,000              1,000              (2,000)
   Net income for year                                                                                                  0
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/93                                   1,000,000             1,000              1,000              (2,000)
   Net income for year                                                                                                  0
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/94                                   1,000,000             1,000              1,000              (2,000)
   Net income for year                                                                                                  0
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/95                                   1,000,000             1,000              1,000              (2,000)
   Net income for year                                                                                                  0
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/96                                   1,000,000             1,000              1,000              (2,000)
   Net income for year                                                                                                  0
                                                 ---------------  ----------------  -----------------   -----------------
Balances at 12/31/97                                   1,000,000             1,000              1,000              (2,000)
   Issued for subsidiaries 1/26/98                    10,200,000            10,200            226,931
   Net loss for year                                                                                             (392,310)
                                                 ---------------  ----------------  -----------------   -----------------

Balances at 12/31/98                                  11,200,000  $         11,200  $         227,931   $        (394,310)
                                                 ===============  ================  =================   =================



See Notes to Consolidated Financial Statements.

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                             4/16/86
                                                                                                            (Date of
                                                                         Year Ended December 31,          inception) to
                                                              1998            1997           1996           12/31/98
                                                          -------------  -------------  -------------   -----------------
OPERATING ACTIVITIES
   Net income (loss)                                      $    (392,310) $           0  $           0   $        (394,310)
   Adjustments to reconcile net income (loss)
     to cash used by operating activities:
       Amortization                                                   0              0              0                  50
   Changes in assets and liabilities:
     Accounts payable                                            59,979              0              0              59,979
     Payable - officer                                           70,200              0              0              70,200
                                                          -------------  -------------  -------------   -----------------

                                       NET CASH USED BY
                                   OPERATING ACTIVITIES        (262,131)             0              0            (264,081)

INVESTING ACTIVITIES
   Organization costs                                                 0              0              0                 (50)
                                                          -------------  -------------  -------------   -----------------

                                       NET CASH USED BY
                                   INVESTING ACTIVITIES               0              0              0                 (50)

FINANCING ACTIVITIES
   Proceeds from sale of  common stock                                0              0              0               2,000
   Loans                                                         25,000              0              0              25,000
   Cash from subsidiary                                         237,131              0              0             237,131
                                                          -------------  -------------  -------------   -----------------

                                   NET CASH PROVIDED BY
                                   FINANCING ACTIVITIES         262,131              0              0             264,131
                                                          -------------  -------------  -------------   -----------------

                                       INCREASE IN CASH
                                   AND CASH EQUIVALENTS               0              0              0                   0

Cash and cash equivalents at beginning of year                        0              0              0                   0
                                                          -------------  -------------  -------------   -----------------

                                CASH & CASH EQUIVALENTS
                                         AT END OF YEAR   $           0  $           0  $           0   $               0
                                                          =============  =============  =============   =================




See Notes to Consolidated Financial Statements.

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

              Principals of Consolidation
              The financial statements for 1998 include the accounts of the Company and its wholly owned subsidiaries VisionCorp, Inc. and Visionglobal Corporation (inactive in 1998).

              Accounting Methods:
              The Company recognizes income and expenses based on the accrual method of accounting.

              Dividend Policy:
              The Company has not yet adopted any policy regarding payment of dividends.

              Organization Costs:
              The Company amortized its organization costs over a five year period.

              Stock Options
              The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
              25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123).

              Estimates
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

              Cash and Cash Equivalents
              For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

              Loss per Share
              Loss per common share is computed by dividing net loss by the weighted average shares outstanding during each period.

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

              At December 31, 1998 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $394,310 which expires as follows:

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1998

NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

                        Year Ended                    Expires                   Amount
              --------------------------     --------------------------     --------------
                     December 31, 1986           December 31, 2001          $        1,950
                     December 31, 1987           December 31, 2002                      10
                     December 31, 1988           December 31, 2003                      10
                     December 31, 1989           December 31, 2004                      10
                     December 31, 1990           December 31, 2005                      10
                     December 31, 1991           December 31, 2006                      10
                     December 31, 1998           December 31, 2018                 392,310
                                                                            --------------

                                                                            $      394,310
                                                                            ==============

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

NOTE 4:       RELATED PARTY TRANSACTIONS

              During 1998, the Company's President received compensation of $25,000. An entity controlled by the President was paid $23,916 for expenses paid on behalf of the Company. At December 31, 1998, the Company owes $70,200 to its President for expenses paid on behalf of the Company.

NOTE 5:       ACQUISITION OF SUBSIDIARY

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

NOTE 6:       INCOME TAXES

              Income tax expense was $0 for the years ended December 31, 1998, 1997, and 1996. Such amounts differ from the amounts computed by applying the United States Federal income tax rate of 34% to loss before income taxes as a result of the following:

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1998

NOTE 6:       INCOME TAXES (continued)

                                                                              1998           1997           1996
                                                                         -------------  -------------   -------------
                   Computed "expected" tax benefit                       $    (133,385) $           0   $           0
                   Decrease (increase) in income tax benefit
                         resulting from:
                           Change in valuation allowance for
                             deferred federal, state, and local
                             income tax assets                                 133,385              0               0
                           State income taxes and other, net                         0              0               0
                                                                         -------------  -------------   -------------

                                                                         $           0  $           0   $           0
                                                                         =============  =============   =============

              The tax  effects  of  temporary  differences  that  give rise to a
              substantial   portion  of  the  deferred  income  tax  assets  are
              presented below:

                                                                              1998           1997           1996
                                                                         -------------  -------------   -------------
                   Net operating loss carryforwards                      $     133,385  $           0   $           0
                                                                         -------------  -------------   -------------

                             Total gross deferred tax assets                   133,385              0               0
                             Less valuation allowance                         (133,385)             0               0
                                                                         -------------  -------------   -------------

                             Net deferred tax assets                     $           0  $           0   $           0
                                                                         =============  =============   =============

              The valuation allowance for deferred tax assets was $133,385 and $0 at December 31, 1998 and 1997, respectively. The net change in the total valuation allowance for the period ended December 31, 1998 was $133,385. The net change in the total valuation allowance for the year ended December 31, 1997 was $0.

              During the years ended December 31, 1998, 1997, and 1996, the Company made no Federal income tax payments.

              At December 31, 1998, the Company has approximately $394,000 available in net operating loss carryforwards for income tax purposes. These carryforwards expire in 2001 through 2018. Due to a change in control and business activity, the net operating loss carryforwards will most likely never be realized.

NOTE 7:       LOANS PAYABLE

              At December 31, 1998, the Company owes $25,000 to an entity. The amount is interest free if paid by September 30, 1999. Otherwise interest of 11% will be due from the original date of the loan which was May of 1998.

NOTE 8:       SUBSEQUENT EVENTS

              In August of 1999, the Company entered into a plan and agreement of merger with Lone Peak Research Corp. ("Lone Peak"), a Utah corporation which will be engaged in providing internet services. The Company issued 100,000 shares to acquire Lone Peak as a wholly owned subsidiary.

              In February, 1999, the Company granted 5,000,000 stock options to its largest shareholder, 150,000 options to its secretary/treasurer and 50,000 options to another shareholder. The options have an exercise price of $.50 per share and expire in February, 2004.