Form 10QSB
period 1999-03-31
VISIONGLOBAL CORP
filed 2000-01-07
CIK 894535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-25

                            VisionGlobal Corporation
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                        87-0438636
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

         251 Kearny, 8th Floor
         San Francisco, California                       94108
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code     (415) 901-2700

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding as of December 7, 1999
--------------------------------------      ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   17,302,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company's major activity for the quarter ended March 31, 1999 was looking for viable business opportunities.

         During the quarter, the Company spent about $650,000 for various administrative expenses to develop the business of VisionCorp ($105,000 in 1998). Included in the $650,000 is $562,000 of services to officers paid with stock.

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

Stockholders' Deficit
         The Company has an accumulated loss of $1,044,936 which has been incurred to date during the development stage. At March 31, 1999 stockholders' deficit was $171,405.

Item 5.                    Other Information

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



                           PART II - OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 1999
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VisionGlobal Corporation



Dated: January 7, 2000          /s/ Martin Wotton
                                    Martin G. Wotton,
                                    President and Director

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                         March 31,                December 31,
                                                                           1999                       1998
ASSETS                                                                  (Unaudited)                 (Audited)
                                                                  ----------------------     ---------------------
   CURRENT ASSETS
     Cash in bank                                                 $                    0     $                   0
                                                                  ----------------------     ---------------------

                                      TOTAL CURRENT ASSETS                             0                         0
                                                                  ----------------------     ---------------------


                                                                  $                    0     $                   0
                                                                  ======================     =====================

LIABILITIES & DEFICIT
   CURRENT LIABILITIES
     Accounts payable                                             $               76,205     $              59,979
     Payable - officer                                                            70,200                    70,200
     Loans payable                                                                25,000                    25,000
                                                                  ----------------------     ---------------------
                                 TOTAL CURRENT LIABILITIES                       171,405                   155,179

   STOCKHOLDERS' DEFICIT
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding
         17,302,000 shares (11,200,000 in 1998)                                   17,302                    11,200
     Additional paid-in capital                                                  856,229                   227,931
     Deficit accumulated during the
       development stage                                                      (1,044,936)                 (394,310)
                                                                  -----------------------    ----------------------

                               TOTAL STOCKHOLDERS' DEFICIT                      (171,405)                 (155,179)
                                                                  -----------------------    ----------------------

                                                                  $                    0     $                   0
                                                                  ======================      ====================

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  4/16/86
                                                             Three Months Ended                  (Date of
                                                                  March 31,                    inception) to
                                                          1999                1998                3/31/99
                                                   ------------------  -----------------  -----------------------
Net sales                                          $                0  $               0  $                     0
Cost of sales                                                       0                  0                        0
                                                   ------------------  -----------------  -----------------------

                                     GROSS PROFIT                   0                  0                        0

General and administrative expenses                           650,626            105,144                1,044,936
                                                   ------------------  -----------------  -----------------------

                                         NET LOSS  $         (650,626) $        (105,144) $            (1,044,936)
                                                   ==================  ================== ========================

Net income (loss) per weighted
   average share                                   $             (.04) $            (.01)
                                                   ==================  ==================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                       15,106,666          9,222,222
                                                   ==================  =================

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                                                       (Date of
                                                                  Three Months Ended March 31,       Inception) to
                                                                     1999              1998             3/31/99
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (650,626)   $      (105,144) $     (1,044,936)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Stock issued for expenses                                       561,800              9,000           561,800
       Amortization                                                          0                  0                50
  Changes in assets and liabilities:
     Accounts payable                                                   16,226                  0            76,205
     Payable - officer                                                       0                  0            70,200
                                                               ---------------    ---------------  ----------------

                                               NET CASH USED
                                     BY OPERATING ACTIVITIES           (72,600)           (96,144)         (336,681)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
  Purchase of equipment                                                      0            (11,099)                0
  Option                                                                     0            (34,490)                0
                                                               ---------------    ---------------- ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0            (45,589)              (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                    72,600                  0            74,600
  Loans                                                                      0                  0            25,000
  Cash from subsidiary                                                       0            142,450           237,131
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES            72,600            142,450           336,731
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                717                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $           717  $              0
                                                               ===============    ===============  ================

SUPPLEMENTAL INFORMATION
  During the quarter ended March 31, 1998, the Company issued 10,000,000 shares of restricted common stock at par value to acquire subsidiaries. $9,000 was treated as an acquisition cost and charged to expense.