Form 10QSB
period 1999-06-30
VISIONGLOBAL CORP
filed 2000-01-07
CIK 894535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding as of December 7, 1999
---------------------------------------      ----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                     17,302,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The Company remains a development stage enterprise. It has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company's major activity for the six months ended June 30, 1999 was looking for viable business opportunities.

         During the six months ended June 30, 1999, the Company spent about $703,000 for various administrative expenses to develop the business of VisionCorp ($344,000 in 1998). Included in the $703,000 is $562,000 of services to officers paid with stock.

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

Stockholders' Deficit
         The Company has an accumulated loss of $1,097,037 which has been incurred to date during the development stage. At June 30, 1999 stockholders' deficit was $223,506.

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

                           PART II - OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of June 30, 1999
                  27 Financial Data Schedule

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

                                             VisionGlobal Corporation



Dated:  January 7, 2000                  /s/ Martin Wotton
                                             Martin G. Wotton,
                                             President and Director

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,                 December 31,
                                                                           1999                       1998
                                                                        (Unaudited)                 (Audited)
                                                                  ----------------------     --------------------
ASSETS
   CURRENT ASSETS
     Cash in bank                                                 $                    0     $                  0
                                                                  ----------------------     --------------------

                                            TOTAL CURRENT ASSETS                       0                        0
                                                                  ----------------------     --------------------

                                                                  $                    0     $                  0
                                                                  ======================     ====================

LIABILITIES & DEFICIT
   CURRENT LIABILITIES
     Accounts payable                                             $              128,306     $             59,979
     Loans payable                                                                25,000                   25,000
     Payable - officer                                                            70,200                   70,200
                                                                  ----------------------     --------------------

                                       TOTAL CURRENT LIABILITIES                 223,506                  155,179

   STOCKHOLDERS' DEFICIT
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 17,302,000 shares
         (11,200,000 in 1998)                                                     17,302                   11,200
     Additional paid-in capital                                                  856,229                  227,931
     Deficit accumulated during the
       development stage                                                      (1,097,037)                (394,310)
                                                                  -----------------------    ---------------------

                                     TOTAL STOCKHOLDERS' DEFICIT                (223,506)                (155,179)
                                                                  ----------------------     ---------------------

                                                                  $                    0     $                  0
                                                                  ======================     ====================

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      4/16/86
                                                     Three Months Ended                Six Months Ended              (Date of
                                                          June 30,                         June 30,                inception) to
                                                   1999              1998           1999              1998            6/30/99
                                               -------------    -------------   -------------    -------------  ------------------
Net sales                                      $           0    $           0   $           0    $           0  $                0
Cost of sales                                              0                0               0                0                   0
                                               -------------    -------------   -------------    -------------  ------------------

                                GROSS PROFIT               0                0               0                0                   0

General and administrative expenses                   52,101          239,105         702,727          344,249           1,097,037
                                               -------------    -------------   -------------    -------------  ------------------

                                    NET LOSS   $     (52,101)   $    (239,105)  $    (702,727)   $    (344,249) $       (1,097,037)
                                               =============    ==============  =============    ============== ==================

Net income (loss) per weighted
   average share                               $        (.00)   $        (.02)  $        (.04)   $        (.03)
                                               =============    ==============  =============    ==============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              17,302,000       11,200,000      16,204,334       10,350,000
                                               =============    =============   =============    =============

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                        Six Months Ended               (Date of
                                                                            June 30,                 Inception) to
                                                               ----------------------------------
                                                                     1999              1998             6/30/99
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (702,727)   $      (344,249) $     (1,097,037)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
     Stock issued for expenses                                         561,800                  0           561,800
     Amortization                                                            0                  0                50
  Changes in assets and liabilities:
       Accounts payable                                                 68,327             10,800           128,306
       Payable - officer                                                     0             70,200            70,200
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES           (72,600)          (263,249)         (336,681)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                    72,600                  0            74,600
  Loans                                                                      0             76,163            25,000
  Cash from subsidiary                                                       0            187,131           237,131
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES            72,600            263,294           336,731
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                 45                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $            45  $              0
                                                               ===============    ===============  ================

SUPPLEMENTAL INFORMATION
  During the quarter ended March 31, 1998, the Company issued 10,000,000 shares of restricted common stock to acquire subsidiaries.