Form 10KSB
period 1999-12-31
VISIONGLOBAL CORP
filed 2000-05-05
CIK 894535

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999; or
                                   -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934/For the transition period from ________ to ________

Commission File No. 33-55254-25
                    -----------

                            VisionGlobal Corporation
                            ------------------------
             (Exact name of Registrant as specified in its charter)

         NEVADA                                           87-0438636
------------------------------------                -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

251 Kearny Street, 8th Floor
San Francisco, California                             94108
----------------------------------------           -------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (415) 901-2700
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of April 12,  2000,  the  aggregate  market value of the voting stock held by
non-affiliates  of  the  registrant  is  approximately  $66,709,000,   based  on
11,235,250 shares at a price of $5.9375.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of December 31, 1999
------------------------------------         -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  22,034,250 Shares

                                   FORM 10-KSB
                             VISONGLOBAL CORPORATION
                               FOR THIS YEAR ENDED
                                December 31, 1999

                                TABLE OF CONTENTS

    Item
   Number                            Description                           Page

                                     PART I

     1.  Description of Business.........................................   3
     2.  Description of Properties.......................................  12
     3.  Legal Proceedings...............................................  13
     4.  Submission of Matters to a Vote of Security Holders.............  13

                                     PART II

     5.  Market for Registrant's Common Stock and Related
           Stockholder Matters...........................................  13
     6.  Management's Discussion and Analysis or Plan of Operation.......  14
     7.  Financial Statements............................................  15
     8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................  15

                                    PART III

     9.  Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act....  15
     10. Executive Compensation..........................................  17
     11. Security Ownership of Certain Beneficial Owners and Management..  18
     12. Certain relationships and Related Transactions..................  19
     13. Compliance with Section 16(a) of the Exchange Act...............  19

                                     PART IV

     14. Exhibits and Reports on Form 8-K................................  19

                                     PART I
ITEM 1.           BUSINESS.

Overview

         VisionGlobal Corporation is a development stage company that intends to provide very high speed, high quality, low cost, wireless broadband telecommunications services to customers using a system of proprietary and off-the-shelf components. We initially intend to limit our services to Internet access and data network services, but also intend to develop relationships with a number of strategic partners to provide enhanced voice, video and data content. We will market our services under the brand name "VisionZOOM."

         Our telecommunications networks will make use of 16 point Quadrature Amplitude Modulation technology,which will allow one-way network data rates of up to 36 megabits per second or Mbps. We believe we will be able to improve these transmission rates as we further develop our transmission and network technology. Our networks will use transceivers that have built-in intelligence algorithms that dynamically route content over different possible transmission routes and in a manner that maintains the highest possible transmission speeds. The transmitters also allow our network to overcome some of the pitfalls of other systems that use wireless technology, such as line-of-sight transmission problems. Our networks will primarily use the 5 band 5.725 to 5.825 gigahertz, or Ghz, portion of the radio spectrum. These frequencies, while regulated, do not currently require to be licensed by the United States Federal Communications Commission, or FCC.

         We completed the basic development of our intelligent transceivers and network systems in March 2000 and we believe that, by September 2000, we will be able to initiate beta tests on the system. Depending on the results of the beta tests and our ability to secure financing, we anticipate we will begin rollout of our systems and networks in six major metropolitan markets during the third or fourth quarters of 2000.

Our Market Opportunity

         The combined telecommunications market worldwide is believed to be in excess of $700 billion and is expected to grow to $1 trillion by the year 2002. Growth in the market is driven by a number of factors, including increased demand for applications such as electronic commerce, or e-commerce, video-on-demand, and data networking. Internet access and data services are some of the fastest growing segments of the telecommunications market, with an estimated 116 million Internet users worldwide.

         The growth of e-commerce, especially business-to-business e-commerce, will further fuel the demand for high speed links to the Internet. The worldwide business-to-business e-commerce market is expected to grow from 1999's figure of approximately $145 billion to approximately $7.3 trillion in 2004. Business-to-business e-commerce in the United States alone is expected to reach $2.7 trillion by that time. In addition, as the application service provider, or ASP, phenomenon takes off, experts believe that demand for more bandwidth will increase. ASPs essentially host applications and rent them out to corporate, governmental and residential customers who access those applications over the Internet. Many experts believe that worldwide spending on ASP services will grow to approximately $7.8 billion by the year 2004.

         In many instances, however, operators of telecommunications systems have had difficulty responding to the market's demand for efficient service, new fixed lines and the bandwidth necessary for the transmission of data and high speed Internet access. Incumbent and existing telecommunications providers are hampered by a number of problems, including the following:

         o Installing land lines requires a significant dollar investment and takes significant time to complete. Land lines can also trigger environmental concerns in ecologically sensitive locations.

         o Cable and other existing land lines, including DSL, have limited transmission speeds, and generally offer only a single pathway to the end user from a metropolitan area network, which creates a data bottleneck. As a result, DSL and cable subscribers often suffer outages or technical problems with their service.

         o Although Cellular phone service providers are planning to offer high speed Internet access over existing wireless networks, experts generally believe that the transmission speeds for those services will be limited to approximately 400 kilobytes per second, or Kbps.

         o Standard wireless transmission services are generally faster than land lines or other forms of transmission, but still have limited maximum transmission speeds of approximately 10 Mbps. Broadband satellites using the KA band offering speeds of between 1.5 mbps and 40 mbps are being developed, but experts believe that they are between one and three years away from being commercially viable.

Our Business Solution

         We believe emerging technologies have significantly enhanced the value and capacity of telecommunications networks that use wireless transmission as part of their basic architecture. We have developed, and intend to market by the end of this year, a network that uses 16 point Quadrature Amplitude Modulation technology and which offers half- duplex (i.e. one-way) network data rates of up to 36 Mbps. We expect those speeds to increase as we further develop our products and network technology. One of the principal components of our network is our proprietary transceiver design, which incorporates a built-in series of intelligent algorithms that allows them to dynamically route information (including to other transceivers in the network) to maintain the highest possible speeds within the network. The ability to dynamically route information also allows our network to overcome some of the problems normally associated with wireless networks, such as line-of-sight transmission problems, reflection, deflection and scattering.

         We have adopted an aggressive business plan that (assuming adequate financing) calls for a rollout of our network in over 60 major cities, beginning in the fourth quarter of the year 2000. We believe that the prices for our network services will be competitive with other alternative telecommunications delivery technologies based on our superior engineering and the design of our networks and products. Although we initially intend to focus our services in the United States market, we have also identified several potential international markets.

         In addition to our basic data and Internet access services, we are actively seeking strategic relationships with a number of content providers to provide our customers with enhanced video, voice and data-rich services. Content providers are currently limited in the quality and type of content that they can provide by the limited transmission speeds of the incumbent telecommunications networks. We believe that these content providers will view our network as a logical, viable and cost effective means of providing enhanced content services to customers. We intend to acquire the rights to use, provide or access that enhanced telecommunications content through acquisitions, joint ventures, partnering or other contractual arrangements and then use our wireless transmissions networks as a "pipeline" to deliver those services and content to customers.

Wireless Telecommunications Networks

         The Internet, which is a network of thousands of interconnected, separately administered public and commercial networks, has grown dramatically over the past few years. The number of world-wide Internet users was estimated to be approximately 46 million in 1997, and is expected to grow to approximately 152 million by the end of the year 2000. The Company believes that the growth and the number of users will result in substantial increases in both Internet advertising (which International Data Corporation estimates will grow from $181 million in 1996 to approximately $2.9 billion by the end of the year 2000) and Internet commerce. Further, increased usage, as well as the availability of powerful new software and hardware for the development and distribution of Internet content, have resulted in a proliferation of Internet- based services.

         The use of the Internet and related data arrays as a medium for communication, education, entertainment and commerce has been hampered by problems with its performance and reliability. The Internet's performance limitations primarily stem from its basic architecture, which was not designed for the distribution of data-intensive multi-media content. This architecture has resulted in a number of bottlenecks in the delivery system, including bottlenecks relating to acquiring access to copper-based cable networks and the slower-than-optimal transmission speed over the systems.

         Our telecommunication services will be carried over our very high speed broadband wireless networks. Those networks will use the license free microwave radio frequencies that are controlled by governmental agencies, including the FCC in the United States. The microwave signals are transmitted over the air from a primary transmission facility to a transceiver at each customer's location, eliminating the need for the networks of cable and amplifiers used by traditional copper wire and fiberoptic based, or hardwire, network operators. Wireless networks typically deliver the same types of services offered by hardwire systems, including Internet access, long distance and telephony services, data transmission and reception and multi-channel television services. Wireless networks can also be used to connect related customers (such as all the banks in a particular banking system) to the same database or services.

         To a customer, a wireless communications network operates in the same manner as a traditional hardwire system. At the customer's location, microwave signals will be received by a transceiver and are delivered to the customer's computer through a simple ethernet interface. Because wireless signals are transmitted over the air rather than through underground or above-ground cable arrays, wireless systems are generally less susceptible to outages and are less expensive to operate and maintain than hardwire systems. In contrast to traditional hardwire systems, most service problems experienced by wireless communications network customers are customer-specific, rather than neighbor-wide problems.

         Engineering and construction of a wireless communications network typically can be completed in a significantly shorter period of time than a traditional hardwire network with comparable coverage areas. The radio frequencies in wireless networks are typically in the 2.3, (2.4, 5.250, 5.350, 5.725, 24), 18, 28 and/or 40 GHz frequency bands, depending on local frequency licensing standards and practices. The 18 GHz frequency range is typically used by satellite cable operators for point-to-point service transmission between geographically separate properties and to eliminate the requirement to build a complete satellite signal reception facility for each property. Channels in the 40 GHz range are now being used in parts of Europe and are generally considered to be an alternative to 28 GHz systems, which are typically used in the United States and Latin America. We have designed our network systems to operate in the unlicensed U-NII band, which, in the United States, is currently a relatively unregulated portion of the radio spectrum.

         One of the primary advantages of a wireless communications network is its ability to transmit wireless data and other communications at much higher speeds than is normally possible through traditional copper wire provided by the phone company or cable company. Typically, dial-up modems offer a peak transmission speed of approximately 56 Kbps over existing telephone lines and up to 128 Kbps over enhanced copper wire systems. Based on our calculations, we believe our current top data rate of 36 Mbps is 642 times faster than the current top of the line 56 Kbps dial-up modems, 281 times faster than enhanced copper wire transmission services (commonly referred to as "ISDN" networks), about 141 times faster than DSL and approximately 18 times faster than cable modems. We believe this increased speed will provide us with a significant market advantage, since it will allow customers to access streaming voice and video, streaming music files and rich text and data files, in addition to the simple web pages currently accessible over systems using lower transmission speeds. According to Forester Research, more than 92% of the online consumers will communicate using personal rich media, creating and insuring multi media content by the year 2005.

Our Technology

         Our networks will make use of 16 point Quadrature Amplitude Modulation technology and offer half-dulplex (i.e. one-way) network data rates of up to 36Mbps. We believe we will be able to increase the network in the future. Our network will also use transceivers that have built-in intelligence algorithms that dynamically route data packets to the best route available to maintain the highest possible transmission speeds for the data. This feature also allows our networks to overcome a number of the pitfalls of other wireless networks, such as line-of-sight transmission problems, and minimizes the difficulties associated with microwave data packet radio transmission, including reflection, deflection and scattering.

         We have adopted an "open architecture" standard for our networks which will allow us to engineer and implement upgrades and improvements more easily. The open architecture standard will also allow our strategic partners to leverage their existing technology investments and attract a wider variety of end users by extending their current networks with point-to-point, point-to-multi-point, and multipoint-to-multipoint wireless bridges.

         One of the key components of our network will be our "intelligent" transceivers, which will be linkable to existing computers and communications architectures through a standard Ethernet interface. The transceivers incorporate algorithms which allow each unit used in a network to act as a dynamic routing packet switched node, and automatically re-route incoming data packets to other transceivers to maintain maximum transmission speeds on the network. This function allows us to create true multi-point networks. We believe this ability will also allow our networks to function without experiencing significant line-of-sight problems (where transmission fails when the direct line-of-sight between a transmitter and a receiver is blocked), because the packets being transmitted over the network will immediately be sent through alternative routing paths. Further, because the transceivers and network architecture will allow data to be transported from one transceiver to another in a dynamic fashion, intelligently rerouting packets to take optimum routes and maintain data integrity, we believe data integrity over our network will not be affected by such factors as weather, people, atmospheric interference or obstructions.

         We have designed our network to support existing industry standards, including TCP/IP, SNMP, and IEEE802.11a. We anticipate that we could add support for asynchronous transfer mode, video and telephony standards in the future.

         We believe that security for any data transmitted over a network is one of the primary concerns of the customers using that network, and so we have designed our networks to incorporate state of the art encryption and security technologies. The available encryption technology includes dynamic private key encryption, which insures security of transmissions by separately keying encryption and decryption data that is transmitted. We have also designed our network to provide for unlimited scalability (the ability to add an unlimited number of users), and to be uniform, so that users will be able to download both consumer and business files.

         We intend to use third party manufacturers to construct and manufacture the components of our network which are not available off-the-shelf. In addition, we intend to use third party integration services and, to the maximum extent possible, third party contractors, to assist us in the construction and maintenance of our networks in each of our markets. We believe the majority of the components for our networks will be manufactured by several parties. As a result, we believe we will have the ability to source key network components from a number of equipment vendors.

Our Strengths and Strategies

         We believe we have several business, management and marketing strengths that will differentiate us from our competitors and which will allow us to reach our business objective of being the premier provider of integrated broad-band wireless telecommunications solutions to subscribers. These strengths and strategies include the following:

         o High data transmission speeds. The built-in intelligence in our transceivers will send data packets through the fastest route for maximum transmission speeds. We believe that we can upgrade to 50 to 100 Mbps within approximately fifteen months.

         o Security. We will use state-of-the-art dynamic private key encryption, which will ensure security data transmissions.
                  Separate   keys  are  used  to  encrypt   and   decrypt   data
                  transmitted. The keys are randomly generated for each transmission through the use of algorithms so they cannot be compromised. The encryption algorithms are compatible with existing virtual private network solutions.

         o Open architecture. Our network solution uses technology that complies with IEEE 802.11a. That compliance will allow our strategic partners to leverage their existing technology without tying them into some other proprietary solution.

         o Ability to upgrade software. We will be able to upgrade the software components of our transceivers to attain higher network data rates. Our ability to upgrade the software will reduce the expense and time needed for upgrades and allow us to deliver higher speeds without changing the hardware.

         o Our networks are scalable. Each individual cell, or component of our network, can theoretically handle an unlimited number of users, but we will restrict the number of users to ensure that each user gets sufficient bandwidth. If the bandwidth level is reached in a cell, another cell site can be added in order to handle the increased traffic. This process can be continued for scalability. The ease with which we can scale up to meet consumer demand will keep our costs down for both corporate and residential uses.

         o Attractive market demographics. We have targeted a number of market cities which we believe have demographic and other characteristics favorable to the ownership and operation of wireless telecommunications networks, including limited affordable or unreliable data telecommunications provider alternatives, moderate-to-medium income per capita, and high telecommunications demand with low telecommunications services penetration rates. We intend to commence beta testing in September 2000, and depending on the results of those tests and the availability of capital, we intend to rollout our networks with the first six of our target markets by the end of the third quarter of this year. Assuming adequate financing, we intend to initiate network development in a total of 60 cities.

         o Limited Market Competition. We believe there is currently limited competition within our proposed market cities that has the ability to provide data and Internet access services similar to the type we will provide at prices that will be competitive with our anticipated pricing structures. The lack of competition in our projected markets results, in part, from the fact that telecommunications services have historically been provided by regional or local monopolies that typically use copper wire or fiberoptic networks. These hardwire networks are difficult and expensive to build-out, expand and maintain. Further, they typically suffer from "last mile bottlenecks," which result in data routing or security problems. For example, the Internet frequently becomes overloaded when transmitting the same data streams from popular websites to millions of individual users. In addition, dial-up users frequently encounter busy signals when attempting to connect to their Internet service providers over hardwire systems and are unable to access quality multi-media content easily because of the slow speed of their modems and the networks over which the content is transmitted. We provide our services through very high-speed broadband wireless networks. We believe that, because we will be one of the first service providers in many of our projected markets to provide competitively priced, comprehensive communication service packages that are reliable, fast and secure, we will be able to build a significant subscriber base with minimal subscriber turnover.

         o Broadband Network Rights. In the United States and in other countries in which we anticipate providing services in the future, the rights to the radio frequency spectrum that is used for wireless transmission have already been acquired by other service providers who provide services over networks that have maximum transmission speeds of approximately 10 Mbps. We believe that new wireless transmission competitors, even if they could provide substantially increased transmission speeds, would need to spend significant sums in acquiring rights to those frequency ranges. In contrast, our technology operates in the unlicensed U-NII band at a transmission frequency (5.725 to 5.825 GHz) that has, in the United States, been reserved for small telecommunications providers, and which has not been auctioned off or bid out to telecommunications providers. As a result, we believe our cost of entering the markets will be substantially less than if our technology used other frequency ranges for transmission, such as the 2.5 MHz, 18 GHz or 28 GHz frequency ranges.

         o Low-Cost Structure. The nature of our wireless communications technology permits us to build out our markets in a more efficient and cost-effective manner than is possible using traditional hardwire systems. A traditional hardwire system requires construction of a network of copper wires from a central facility to each subscriber location, often through areas where no viable subscriber base exists. In contrast, wireless communication networks can broadcast directly to customer locations. This translates into a lower incremental cost of adding cusstomers to wireless networks in comparison to traditional, hardwire telecommunications networks.

         o Customer Penetration. In order to achieve positive cash flow as soon as possible, we plan initially to offer services in markets in which we believe there is the most potential to generate significant customer growth. These markets will include most major metropolitan areas, which have denser populations with potentially greater demand and use of telecommunication services and more disposable income.

         o Strategic Acquisitions of Customer Bases and Ancillary Enriched Services. In addition to developing our own customer base through the promotion of our telecommunications services, we intend to engage in selective acquisitions of existing telecommunication customers bases, from telephony and video service operations and content providers. We believe strategic acquisitions can provide us with additional positive cash flow, provide us with benefits resulting from the vertical integration of key service providers in the telecommunications industry and, in cases where the acquired company relies primarily on hardwire networks to provide its services, provide the acquired company with a viable method of increasing its existing customer base through the promotion of our wireless telecommunications networks. We also intend to enter into joint venture, acquisition or partnership agreements with a number of ancillary service providers to provide enhanced video, data and telephony content.

Our Network Operations

         Before initiating the buildout of any new market, we intend to conduct pre-launch studies to evaluate the population demographics, interference and physical terrain of that market. We have already conducted several such studies in our target markets. We then intend to create development plans that identify the customer potential of various areas within the target markets and, based on such factors as available telecommunications penetration rates, income levels and existing competition, we will (in consultation with third-party engineering experts) then define the probable locations of our network central transmission facilities and any required sites for retransmission.

         As construction of our central transmission sites nears completion, we will initiate marketing programs targeted to those areas identified as having the greatest potential for customer growth. Our marketing programs will typically include:

         o        inbound telemarketing

         o neighborhood door-to-door sales, including multiple dwelling unit meetings and door hangers

         o a marketing-tied to regionally sensitive events, such as high interest sporting events

         o        telephone, television and print advertisements

         o        promotional   activities,   such  as  referral   programs  and
                  promotional gifts

         o        direct mailings

         o        internet web pages

         o        advertising on installation vehicles

         o        participation in professional forums

         o        automated e-mail messages

         o        free or promotional services to key or high-profile users

         o        launch promotional activities

         o        the use of resellers, agents and direct marketing agencies

                  Installation packages will generally include a standard rooftop mounted transceiver and other related equipment, such as cabling, which will be located at the customer's location. We currently anticipate that, depending on the type of service involved, the cost of a residential subscriber installation will initially range from $75 to $125.

                  We believe that providing high levels of customer service and installation and maintenance will enable us to maintain high levels of customer satisfaction and minimize customer turnover. With this objective in mind, our operating policies will include policies designed to insure that we:

         o        Complete installations promptly,

         o        Provide prompt customer service using a customer hotline,

         o        Provide timely repair service, and

         o Make new customer follow-up calls after installation to ensure customer satisfaction.

                  We also intend to impart a "customer service" mentality to our employees through ongoing in-house training sessions and intend to establish an employee forum to facilitate an exchange of ideas for improvements in customer service. We also intend to adopt various employee incentive programs linked to achieving high levels of customer satisfaction.

Our Competition

         The telecommunications market is intensely competitive. We have not begun to market our wireless services to potential customers, we have not obtained any market share in any of our proposed markets, and we do not expect to obtain a significant market share in any of our proposed markets in the short term following the introduction of our services in those markets, given the size of the telecommunications industry, the diversity of customer requirements and the capital (human and economic) that will be necessary to build-out, promote and maintain our networks.

         We will eventually compete with numerous other telecommunications service providers in our markets. Some of these competitors may have long-standing relationships with their customers and suppliers, greater name recognition and significantly greater financial, technical and marketing resources. Nevertheless, we expect to compete on the basis of local service features, quality, price, content, reliability, transmission speed, customer service and rapid response to customer needs for telecommunication services. We anticipate that, as our competitors face increased competition, they may respond with increased pricing flexibility which, in turn, may result in increased price competition. There can be no assurance that such increased price competition will not have a material adverse effect on our business, financial condition and results of our operations.

         Several technologies are currently used, or are under development, for the transmission of data and to obtain Internet access. Although we believe we have competitive advantages over existing technologies, we cannot predict the competitive impact of new technologies or the actions of our competitors. We expect, however, that wireless telecommunications operators will be able to expand their services capacity and introduce new services while continuing to maintain a cost advantage over other providers of those services. Our current and potential competitors include the following:

         o Traditional Hardwire Systems. Traditional hardwire systems have historically been limited by their use of analog transmission and coaxial cable technologies. A number of new technologies are under development or have recently been developed to increase the capacity of these systems. These new developments including replacing traditional copper wire networks with fiberoptic networks and using digital techniques to compress more programming signals and data onto existing copper wire or other networks. We believe our current transmission speeds are significantly faster than the transmission speeds offered by these traditional hardware systems. Further, improvements in the hardwire systems, such as DSL, will be expensive to implement, are currently not available in the majority of the markets served by the hardwire systems, and vary greatly in bandwidth availability. As of the end of 1998, there were only approximately 39,000 DSL subscribers, with 2.7 million being projected by the end of the year 2002.

         o Cable Modems. Cable television service providers have begun using their transmission networks to provide Internet access and data services over their existing cable networks and using cable modems. Only approximately 12% of the cable industry systems have the ability to deliver these types of services, however, and before the services are available on a widespread basis, the industry will need to make significant investments to retrofit or rebuild their transmission systems. Upgrading a coaxial system to be bi-directional can cost as much as $1,000 per home passed. Since the number of "homes passed" in a cable system can be significantly higher than the number of homes actually subscribing for a service, we believe the cost of providing bi-directional or hybrid fiber/cable modifications will require a significant capital outlay by the existing cable companies. We believe those costs will be significantly more than the cost to build systems of comparable coverage using our wireless technology. Further, cable modems have a maximum downstream data rate of only 1.5 Mbps. However, the top speed over the cable system is reduced with each additional customer. As of the end of 1998, the cable industry had approximately 700,000 modem customers, which is expected to increase to approximately 4 million by the end of 2002.

         o Satellite Systems. Although we anticipate we will focus our initial business efforts on the provision of the data services and Internet access, we may also provide audio or video streaming or other media-rich content at a future date. As a result, our potential competitors could include multi-channel television programming service providers, including "backyard dish" or "direct-to-home," or DTH, and other distributors using satellites to provide television or video programming. The primary advantages of wireless multi-channel networks over DTH networks are lower equipment costs and broader availability of local programming. DTH systems, on the other hand, enjoy the advantages of access to a wider variety of satellite programming and the ability to serve areas not serviced by traditional hardwire or wireless communications networks.

         o Other Wireless Systems. We will provide our services over microwave frequencies in the 5.725 to 5.825 GHz range. Frequencies other than those frequencies, including 2.5 MHz, 28 GHz, 18 GHz and 40 GHz, are currently authorized for wireless telecommunications networks in the United States and in other countries. We believe the 5.725-5.825 GHz frequency band provides advantages over other frequency bands, including the fact that those other frequency bands are subject to substantial restrictions by the FCC and other governing bodies and, for the most part, have been allocated (through bidding or otherwise) in most of the major metropolitan areas in the United States. As a result, we believe we will be able to maintain a price advantage over the competitors using these other frequency bands because we will not have to spend significant amounts to acquire or pay for our frequency rights. We also believe we will have a competitive advantage over other wireless systems based on our ability to provide significantly faster delivery speeds.

Our Marketing Strategy

         We have identified a number of market segments that we believe we can market aggressively to based on our network configuration. These market segments include business users of high speed data transmission services, telecommuters, schools and universities, home businesses, single family homeowners and apartment residents and government facilities. Our strategy to penetrate each of those market segments is to offer high quality, faster-than-otherwise-available, reliable telecommunications services which are competitively priced. We initially intend to focus our marketing efforts on the residential, SOHO, small and medium business market segments, where we believe we will obtain the greatest return for our investment dollars, and then focus on large businesses and governmental customer market segments.

         We will market our services under the brand name of "VisionZOOM." We have applied for trademark and service mark protection for that brand name in the United States.

Governmental Regulation

         The use of airways for microwave transmission is subject to extensive government regulation. The type and extent of that regulation, and the cost of complying with a regulatory agency's policies, varies from country to country and depends, to a large extent, on the frequency range in question. Those regulations are subject to change, sometimes significantly. Historically, wireless cable systems have not been treated as "cable systems" for purposes of the Communications Act of 1934, and therefore, have not needed a local government franchise to operate. Those systems use portions of the radio frequency spectrum, however, and the FCC maintains jurisdiction over those frequency rights and has promulgated extensive regulations regarding their acquisition, disposal and use. Those regulations include regulations relating to the offer of certain portions of the radio spectrum for bid or pursuant to auction processes.

         To promote the competitive use of the radio frequency spectrum of the United States, the FCC has set aside a portion of the spectrum (including the 5.725 GHz through 5.825 GHz range) for use by everyone. The use of that frequency range is generally subject to relatively minimal FCC regulation, and, in particular is currently not subject to bidding or auction processes used for other portions of the spectrum. Our networks are designed to operate most efficiently in that frequency range and our business plan assumes that we will not expend significant amounts to use that range. There can be no assurance however, that we will be allowed to use that portion of the radio frequency spectrum in the manner our business plan currently anticipates (particularly if our business operations significantly expand), or that the FCC or the U.S. Congress will not adopt regulations or procedures which will require us to pay significant amounts to use those portions of the radio frequency spectrum.

         Our use of the radio spectrum in countries outside the United States will also be subject to the regulations imposed by the jurisdictions controlling the local radio spectrum. Those laws may be similar to, or substantially different from, the FCC's rules and regulations regarding the 5.725 through
5.825 GHz range. There can be no assurance we will be able to use those frequency ranges in any countries outside the United States or that, if we do so, we will be able to do so on commercially viable terms.

Our Corporate Information

         On January 16, 1998, the Company, VisionCorp, Inc., a Delaware Corporation ("VisionCorp") and the shareholders of VisionCorp entered into an Acquisition Agreement and Plan of Reorganization (the "Reorganization Agreement"). Under the Reorganization Agreement, the shareholders of VisionCorp contributed their shares of VisionCorp to the Company in exchange for 10,000,000 shares of the Company's common stock. Upon consummation of those transactions, VisionCorp became the Company's wholly-owned subsidiary and VisionCorp's shareholders acquired approximately 91% of the issued and outstanding common stock of the Company. VisionCorp is an inactive subsidiary of the Company.

         On August 12, 1999, the Company entered into a Plan of Merger with Lone Peak Research, Inc., a Utah corporation ("Lone Peak"), for Lone Peak's merger with and into the Company. Pursuant to the merger, the Company acquired all of the assets and all of the liabilities of Lone Peak. Prior to the merger, Lone Peak owned the technology that now belongs to the Company. Lone Peak was owned 100% by Mr. Jeffrey G. Ballif, the Company's chief technology officer and lead engineer. The Company issued 100,000 shares of common stock to Mr. Ballif in consideration for Lone Peak's merger with the Company.

         When we discuss our operations in this report, you should assume we are describing our own and our controlled subsidiaries' operations. Our principal executive offices are located at 251 Kearny Street, 8th Floor, in San Francisco, California 94108, and our telephone number there is (415) 901-2700. Our worldwide web site is located at www.visionzoom.com. The information on that site is not part of this report. Our logo and certain titles and logos for our services, including our service mark and brand name "VisionZOOM" are our property. Each trademark, trade name or service mark of any other company appearing in this report belongs to its holder.

         We have previously reported some of the transactions and operations information set forth in this report in greater detail in other reports we have filed with the Securities and Exchange Commission, including the reports described in the section entitled "Reports on Form 8-K" and our quarterly reports on Form 10-QSB for the periods covered by this report. You should read the information in this report in connection with those other reports and filings. In addition, some of the matters described in this report occurred or are scheduled to occur after December 31, 1999, the close of the period covered by this report. We have included descriptions of those matters in this report to provide a more balanced description of our operations.

ITEM 2.           PROPERTIES.

         We lease our corporate headquarters located at 251 Kearny Street, 8th Floor, San Francisco, California 94108, under a five year lease that expires on December 31, 2004. The leased premises consists of the eighth floor of an eight story office building called the Panco Building. The premises consists of approximately 4,500 square feet, which we use for general office purposes. We pay $14,220.95 per month rent and have paid a security deposit of $75,524.53. We pay our pro rata share of utilities for the building and for our electricity, which is separately metered and billed to us. The lease for our San Francisco office contains commercially reasonable, standard insurance and indemnity provisions and standard provisions relating to assignments, subletting, defaults and remedies, holding over and other matters.

         We also lease an apartment in San Francisco located at 1388 Gough St., Apt. 1108, San Francisco, California 94109, which our officers and directors use when they travel to San Francisco on business. Mr. Hipple is currently living in the apartment while he finds permanent housing. We pay $3,500.00 per month rent and we paid a $6,000 security deposit. The lease is for a term of one year.

         We lease approximately 5,010 square feet in a commercial development called Broadstone Square V located in American Fork, Utah. The lease for that property is dated August 8, 1999, and continues until September 30, 2002. For the first year of the term, the Company pays $7,117.00 per month rent, for the second year the Company pays $7,331.00 per month rent and for the third year the Company pays $7,551.00 per month rent. We paid $7,117 as a security deposit for the American Fork facility. We also pay our pro rata portion of utilities and common area maintenance expenses. There is an expense stop of $3.50 per square foot for all utilities and common area maintenance expenses. We use our American Fork facility as our principle research and development laboratory and also for general office purposes. The lease for our American Fork facility contains commercially reasonable, standard insurance and indemnity provisions and standard provisions relating to assignments, subletting, defaults and remedies, holding over and other matters.

         We will need to rent additional space in connection with our proposed operations. We anticipate that we will need additional space for our research and development activities and our operational activities as well. We think that we can obtain such additional facilities on commercially reasonable terms, but there is no assurance that such facilities will be available on such terms when our need arises. Our ability to lease any additional property will depend on our ability to raise sufficient capital. We have negotiated a lease for back office support space in Hayward, California. The Company has signed that lease. Its rental obligations will not begin until August 2000. The premises consists of approximately 26,278 square feet. We will pay $27,065 per month rent and have paid a security deposit of $162,390. We believe that our facilities are in good condition and that the facilities are adequate for our current operating needs.

ITEM 3.           LEGAL PROCEEDINGS.

         Prior to the change in control of the Company which took place when it was acquired by Shiretalk Investments, Inc. and certain other shareholders of VisionCorp., Inc. on January 16, 1998, the Company was involved in proceedings with the State of New Jersey, the State of Utah and the Securities and Exchange Commission. These proceedings have been fully described in the company's annual report dated December 31, 1997, which is hereby incorporated by reference. The actions pertained to the former owners of the Company and the proceedings did not involve any of our current Directors, Officers or major shareholders.

         A former officer, director and shareholder of ours filed a lawsuit against us in the Third Judicial District Court for Salt Lake County, Utah alleging breach of contract, conversion and a request for relief based on purported stock transfers of 200,000 shares of our common stock in 1998. We contend that, among other defenses, the plaintiff did not pay any consideration for the stock and the purported transfers are, therefore, void. Plaintiffs' motion for a temporary restraining order and preliminary injunction seeking removal of the stop transfer orders was denied. The Company believes it has valid defenses to all claims asserted against it. However, it is impossible to predict the likely outcome of this matter.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS.

         Active trading in our stock (VIZG) began on a regular basis in January 1998. The principal market on which our securities are traded is the over-the-counter market on the OTC Bulletin Board. The following table shows, for the periods indicated, the range of high and low bid quotes for our common stock which were obtained from the National Quotation Bureau and are between dealers, do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions:

                          COMMON STOCK TRADING HISTORY

                                                 High              Low
         Quarter ended March 31, 1998                3.00              .375
         Quarter ended June 30, 1998                 1.50               .15
         Quarter ended September 30, 1998             .50             .1875
         Quarter ended December 31, 1998            .1875             .0937
         Quarter ended March 31, 1999              1.3125               .12
         Quarter ended June 30, 1999                 2.70               .90
         Quarter ended September 30, 1999            2.10              1.10
         Quarter ended December 31, 1999            14.00              1.25

         As of December 31, 1999 the number of record holders of our Common Stock was 770. There currently are three market makers for our securities.

         We have not paid any dividends, and we have no plans to pay any cash dividends in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors based upon conditions then existing, including earnings, financial condition, capital requirements and other factors. We are subject to any contractual restrictions on our ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following information may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, our history of unprofitability and the continuing uncertainty of our profitability, our ability to attract investors, our ability to develop and implement our services, the uncertainty of market acceptance of our services, our reliance of collaborative partners, our limited sales and marketing experience, the highly competitive industry in which we operate and the rapid pace of technological change within that industry, the Company's dependence on key employees and general economic and business conditions, some or all of which may be beyond our control.

Overview

         VisionGlobal Corporation is a development stage company that intends to provide very high speed, high quality, low cost, wireless telecommunications services to customers using a system of proprietary and off-the-shelf components. We initially intend to limit our services to internet access and data network services, but also intend to develop relationships with a number of strategic partners to provide enhanced voice, video and data content. Since our new management team was in place, and we began our business activities, in approximately 1998, we have sustained net losses and negative cash flow, both of which have been significant. We expect our losses and negative cash flow to continue until we develop a customer base that will generate sufficient revenues to fund our operating expenses.

Plan of Operation

         We currently have enough cash to satisfy our working capital requirements for the next 6 months. However, we will need to raise additional funds within the next twelve months to meet our capital investment plans and we are currently negotiating with an investment banking firm to raise between $72,000,000 to $125,000,000.

         We anticipate that the execution of our business plan will result in a rapid expansion of our operations, which may place a significant strain on the Company's management, financial and other resources. Our ability to effectively manage the problems associated with our expansion will depend upon, among other things, our ability to monitor operations, control costs, maintain effective quality control, secure necessary regulatory approvals, expand internal management, technical, information and accounting systems and attract, assimilate and retain qualified management and professional personnel. Our inability or failure to effectively manage these issues could result in significant customer turnover, stagnant or decrease in customer growth, managerial deficiencies, missed corporate opportunities and continuing or increased losses. We currently estimate that it will require between $72,000,000 and $125,000,000 to build out and launch our operations in accordance with our business plan.

         We have the ability to moderate our capital spending and losses by varying the number and extent of our market build out activities and the services we will offer in various cities. If we elect to slow the speed (or narrow the focus) of our business plan, we will be able to reduce our capital requirements and losses. The actual costs of building out and launching our networks in the cities we are currently targeting will depend on a number of factors, however, including our ability to negotiate favorable prices for purchases of our network equipment, the number of customers we obtain, the nature and success of the services that we may offer, regulatory changes and changes in technology. In addition, actual costs and revenues could vary from the amounts the Company expects or budgets, possibly materially, and such variations are likely to effect how much additional financing we will need for our operations. Accordingly, there can be no assurance that our actual financial needs will not exceed the anticipated amounts available to us.

         We have entered into a letter of intent with an investment banking firm to raise between $72,000,000 to $125,000,000. The funds to be raised are dependent on, among other things, the share price for our common stock. If we are successful in raising the full amount, or $125,000,000, then we could support our business for the next two years and complete the build out of the Greater San Francisco Bay Area plus a second metropolitan area of similar size. If we are not able to raise the full amount of funding as envisioned, we would need to scale back our build out and limit it to the San Francisco Bay Area. However, if we are not successful in raising the funds, we would not be able to realize the business plan, which would make it difficult, if not impossible, to meet our financial obligations.

         We expect to have a wireless, broadband prototype radio in June 2000 and an Alpha test of the radios and our network in the Salt Lake City area.
Following  the Alpha  test,  we expect  to  proceed  with a Beta test in the San
Francisco Bay area in September 2000. If the results of our tests are satisfactory, then we have planned the commercial rollout of our very high-speed Internet service in the San Francisco Bay area after September 2000.

         Based on our long-term plan to build out 60 major metropolitan areas in the next three years, we will continue to require additional funding, which could come in the form of debt or equity. It will be this external funding that will permit us to continue the build out of additional metropolitan areas.

         In order to complete the build out of the cities, we will be making significant investments in computer equipment and other hi-tech products needed to implement and operate our networks. In addition, we will have to invest in our wireless broadband radios, which will be manufactured for us and sold to us by a third party.

         In order to meet our business objectives and financial plans, we will have to add a significant number of new employees to the payroll. We will need engineers, customer service representatives, sales people, managers, back office administration and accounting personnel to help our business grow.

         In addition to bringing our wireless broadband radio to market, we will be constantly working to improve our products, our networks and our systems. Research and development got us to this point and it will be an important element in keeping us ahead of the competition. We anticipate that we will maintain ongoing research and development activities to continually improve and enhance our radios and networks.

ITEM 7.          FINANCIAL STATEMENTS.

         The response to this item is submitted as a separate section to this report (see Pages F-1 to F-12).

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

         Martin G. Wotton, Age 38. Mr. Wotton has been the Chief Executive Officer, President and Board Member of VisionGlobal Corporation since January 1998. Prior to that he was a director of the Greatlands Group of Companies, an Australian company specializing in acquisitions, venture capital raising and investments. In late 1997 Mr. Wotton decided to concentrate on building a Global Company with a U.S. base, focused specifically on technology ventures with early revenue opportunities. Prior to that, Mr. Wotton worked as a Senior Derivatives Representative in the Australian Securities Markets and specialized in Institutional Derivatives Management. Mr. Wotton's experience in the Securities Industry spans some 12 years, the highlights of which include development and commercialization of a derivatives pricing, valuation, risk management system that is now an Industry standard and managing a rated team of specialists for a number of years in the Institutional Derivatives Market. From 1995 to 1996, Mr. Wotton was associated with the stock brokerage firm of Burdett, Buckeridge & Young, Ltd., Sydney, Australia. From 1990-1995 Mr. Wotton was associated with the stock brokerage firm of McKinley Wilson and Co. Ltd., Sydney, Australia.

         B. Bruce Freitag, Age 69. Mr. Freitag has been Secretary and a Board Member of VisionGlobal Corporation since January 1998. He is presently a practicing attorney for 38 years in the area of securities and business law. He is formerly a director of Thor Energy Resources, Inc., an American Stock Exchange oil exploration company, Tyler, Texas, where he was chairman of the audit committee and a member of the compensation committee. Management of Thor recently repurchased all of the shares on the market and Thor became a privately-owned corporation. Mr. Freitag was also a member of the Board of Directors of Tucker Drilling Company, Inc., a contract oil drilling company, San Angelo, Texas. Tucker recently merged with Paterson Energy Corporation.

         Joseph W. Hipple, III, Age 53. Mr. Hipple has been the Executive Vice-President and Chief Operating Officer of VisionGlobal Corporation and Chief Executive Officer and President of VisionGlobal Network Corporation since August 1999. He serves on the Board of Directors of both companies. He is also an Advisory Director for the Peninsula Group; a New York based company specializing in Pacific Rim high technology investments. Prior to that, Mr. Hipple was Chief Executive Officer of Business Smart, LLC, a company he founded to assist companies in new market expansion, fund raising, strategic business planning and finding strategic partners. Prior to that, Mr. Hipple was President, Chief Operating Officer, Director and Member of the Executive Committee of People's Choice TV Corp., one of the largest owners and operators of wireless frequencies in the country, from 1989 to 1996. Mr. Hipple assisted in raising private equity funds of $12 million; IPO funding of $26 million; a secondary offering of $32 million; a $16 million senior debt placement from the Bank of Montreal; a $50 million equity placement and a $175 million bond offering. Prior to that, Mr. Hipple was an Area Vice President of Comcast Corporation, the nation's fourth largest cable operator, from 1985 to 1989. At Comcast, Mr. Hipple had complete management authority over the company's Philadelphia and Indianapolis based regions with over 300,000 customers and $100 million in revenue. From 1978 to 1982, Mr. Hipple was a founder and Chief Operating Officer of Black Hawk Cable, a Texas based multiple system operator in the Dallas/Forth Worth metro region. Black Hawk was sold to CBS and Mr. Hipple became a vice president of CBS working on new market development throughout the United States and serving as a member of CBS's Strategic Planning and Evaluation team of new business opportunities. Prior to that, Mr. Hipple was Area Manager for several upstate New York systems for Teleprompter Corporation and assistant regional manager responsible for 400,000 customers. Mr. Hipple was awarded a Medal of Commendation from the United States Navy for his leadership and administrative skills while serving in Vietnam.

         Jeffrey G. Ballif, Age 34. Mr. Ballif has been the Senior Vice President of Engineering and Chief Technology Officer of VisionGlobal Corporation since October 1999. He also serves as the Senior Vice President of Engineering and Board Member of VisionGlobal Network Corporation. Mr. Ballif has over nine years experience in developing wireless communications solutions and has been involved in the design, development and manufacturing of wireless communications equipment, including 900 MHz, 2.4 Ghz, 5.7 GHz frequencies and spread spectrum, FSK, QPSK, and narrow band FM technologies. Mr. Ballif worked for World Wireless Communications, a developer and manufacturer of wireless, high speed communications and telecommunications systems from April 1998 to August 1998. He also worked for Digital Radio Communications Corp. from June 1990 to April 1998 where he worked extensively with Motorola, Inc. and Phillips.

         Albert Bracht, Age 48. Mr. Bracht has been the Senior Vice President and Chief Financial Officer of VisionGlobal Corporation since February, 2000. Mr. Bracht has over 23 years of experience in the banking and finance industries. Prior to joining us, Mr. Bracht was the Senior Vice President in corporate finance for IBS Banking Group from 1998 to January 2000. From 1995 through the end of 1997, Mr. Bracht served as Chief Financial Officer for New Planet Radio. His experience includes financial engineering, leverage buyouts, debt for equity swaps, and other structured financings. He has approximately nine years experience in the telecommunications industry focusing on acquisitions, due diligence and structuring debt and equity placement focusing on the cable television and radio business.

ITEM 10.          EXECUTIVE COMPENSATION.

                                                                                Annual Compensation Table
                                          Annual Compensation                   Long-term Compensation
                                                                     Other      Restricted
       Name and                                                     Annual         Stock      Options     LTIP       All other
  Principal Position       Year        Salary       Bonus ($)    Compensation     Awards     /SARs(5)    Payout    Compensation
----------------------   --------   -------------  -----------  -------------   ----------   --------   --------   ------------
Martin Wotton              1999     $   200,000(1) $         0  $   500,000(4)  $        0   $11,969,200$      0   $           0
President, CEO,
Director

Joe Hipple, Executive      1999         150,000(2)           0              0            0    8,276,150        0               0
Vice President,
Director

Jeff Ballif, Senior        1999          50,000(3)           0              0            0    464,650          0               0
Vice President

Albert Bracht, Senior      1999                 0            0              0            0   3,002,800(6)      0               0
Vice President, CFO

         (1)  includes $48,188 accrued at December 31, 1999.
         (2)  includes $19,153 accrued at December 31, 1999.
         (3)  includes $20,000 accrued at December 31, 1999.
         (4)  value of stock issued to entity controlled by Mr. Wotton.
         (5) based on Black-Sholes model - no options were vested or exercised in 1999.
         (6)  options granted in 2000.

         Employment Agreements.

         The Company has entered into employment agreements with Mr. Martin Wotton, Mr. Joseph W. Hipple, III, Mr. Albert Bracht and Mr. Jeffrey G. Ballif, the Company's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Technology Officer, respectively. The terms of the employment agreements are nearly identical except for the salary and stock option portions.

         The Company has agreed to pay Mr. Wotton an annual salary of $250,000 and has granted Mr. Wotton options to purchase 6,000,000 shares of the Company's common stock at an average exercise price of $0.866 per share.

         The Company has agreed to pay Mr. Hipple an annual salary of $250,000 and has granted Mr. Hipple options to purchase 4,500,000 shares of the Company's common stock at an average exercise price of $0.75 per share.

         The Company has agreed to pay Mr. Bracht an annual salary of $175,000 and has granted Mr. Bracht options to purchase 300,000 shares of the Company's common stock at an average exercise price of $1.75 per share.

         The Company has agreed to pay Mr. Ballif an annual salary of $120,000 and has granted Mr. Ballif options to purchase 250,000 shares of the Company's common stock at an average exercise price of $2.00 dollars per share.

         The  remaining  terms  of  the  employment   agreements  are  virtually
identical and are described in more detail below.

         The employment agreements require our employees to devote their full time and attention to the performance of their obligations under the agreements. In addition to the salary and stock options, employees are entitled to participate in our benefit plans and employees are entitled to four weeks vacation annually. The employment agreements contain provisions that prohibit the employees from competing with us and soliciting our clients, customers and employees for a period of two years after the termination of the agreements. The employees are also required to sign an Employee Confidentiality Agreement that prohibits the employees from disclosing our confidential information and also requires the employees to assign any inventions and patent rights to us. If the employees own inventions prior to their employment, then they were required to disclose those inventions on an attachment to the Employee Confidentiality Agreement.

         We can terminate our employees' agreements with or without cause. However, if we terminate the employees without cause, then we must pay them severance payments. "Cause" is defined in the agreements to include such things as the employee's refusal to obey the directions of our board of directors or senior executive officers, employee's failure to perform his or her duties with diligence, employee's violation of any employment guidelines, employee's fraud or dishonesty or commission of a criminal offense constituting a felony.

         The agreements provide that non-vested portions of the stock options terminate upon termination of the employment agreements, unless we terminate the agreements without cause. In that case, non-vested portions of the stock options which would have vested within the year following the termination vest immediately. The agreements also provide that non-vested portions of the options vest in full upon a change of control of the Company. The employment agreements contain an arbitration provision which requires disputes to be arbitrated.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth at the date of this Report, the stock ownership of each person known by the Company to be beneficial owner of five percent (5%) or more of the Company's Common Stock and by all officers and directors as a group:

                 Name and Address                     Amount of                    Percent
                of Beneficial Owner             Beneficial Ownership              of class
         -------------------------------    ---------------------------    ---------------------
         Shiretalk Investments, Inc.(1)(2)(3)                10,000,000                    45.38%
         590 Madison Avenue, 21st Floor
         New York, New York 10022

         R. Marriott                                          1,763,000                     8.00%
         206 Tablelands Road, Opotiki,
         North Island, New Zealand

         Lionsgate Holdings, Inc.                             1,370,000                     6.22%
         Aspen Orchard, R.D. 1, Opotiki
         North Island, New Zealand

         Aspen Horticulture Limited                           1,340,000                     6.08%

         Martin G. Wotton                                       150,000                     0.68%
         251 Kearny Street, 8th Floor
         San Francisco, CA 94108

         Joseph Hipple                                          150,000                     0.68%
         251 Kearny Street, 8th Floor
         San Francisco, CA 94108

         B. Bruce Freitag(3)                                    140,000                     0.64%
         599 Lexington Ave., Suite 2300
         New York, NY 10022

         Jeffrey G. Ballif                                      125,000                     0.57%
         251 Kearny Street, 8th Floor
         San Francisco, CA 94108

         Albert Bracht                                           25,000                     0.11%

         251 Kearny Street, 8th Floor
         San Francisco, CA 94108

         All Officers and                                    10,590,000                    48.06%
         Directors as a Group
         (Consisting of five Persons) (5)

         (1) Shiretalk Investments, Inc. may be deemed to be the Company's "parent" and "promoter," pursuant to the Rules and Regulations promulgated under the1933 Act.

         (2) Martin G. Wotton is the sole owner of the outstanding capital stock of Shiretalk Investments, Inc. and, since he is in a position to control the actions of Shiretalk, the beneficial interest in the shares of Common Stock held by Shiretalk are attributable to Mr. Wotton.

         (3) Messrs Wotton and Freitag are each holders of options to purchase common stock at $.50 per share in the amounts of 5,000,000 and 150,000 respectively.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Shiretalk Investments, Inc., and certain other stockholders of VisionCorp., Inc, a Delaware corporation, entered into an agreement with the Company in January, 1998 in which it was agreed that the Company would acquire all of the issued and outstanding common stock of VisionCorp. in exchange for a total of 10,000,000 shares of our common stock. That agreement was negotiated at "arms length" with the then management of the Company. At the time of the consummation of the agreement, our common stock was traded infrequently on the OTC Bulletin Board at approximately $0.25 per share. That agreement originally contemplated that the 10,000,000 shares of common stock would be issued to the shareholders of VisionCorp. It was originally intended that Shiretalk would own 50% of VisionCorp. and another shareholder, Globe Chain, Inc. would own 50% of VisionCorp. However, Globe Chain never paid the subscription price for its shares of VisionCorp. and, therefore, was never a VisionCorp shareholder. Since Globe Chain did not own any shares of VisionCorp., the shares that were intended to be issued to Globe Chain in exchange for its shares of VisionCorp., were cancelled.

ITEM 13.          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Paragraph 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who own 10% or more of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission under certain conditions. We have not received or reviewed any filings under Section 16(a) for any of those reporting persons or entities for any period covered by this report.

                                     PART IV

ITEM     14.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required to be filed pursuant to Item 601 of Regulation S-K:
                  None

         (b)      Reports on Form 8K

                           On October  13,  1999,  the  Company  filed an 8-K to
                  announce issuing 100,000 shares of common stock to acquire Lone Peak Research, Inc. Lone Peak merged with and into the Company.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VISIONGLOBAL CORPORATION

Date:  May 5, 2000         By:
                           Martin G. Wotton, President, Chief Executive Officer,
                           and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 5, 2000
                         Martin G. Wotton, President,
                         Chief Executive Officer, Chief
                         Financial Officer and Director

Date:  May 5, 2000
                         B. Bruce Freitag, Secretary/Treasurer,
                         and Director

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
VisionGlobal Corporation

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of VisionGlobal Corporation (a development stage company) and subsidiaries as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1999, 1998, and 1997, and for the period of April 16, 1986 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VisionGlobal Corporation (a development stage company) and subsidiaries as of December 31, 1999 and 1998, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 1999, 1998, and 1997, and for the period of April 16, 1986 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 1999, the Company had a retained deficit of $2,098,299. The Company has no operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in Note 14 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                       Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 25, 2000


          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS



                                                                                      December 31,
                                                                                    1999                  1998
                                                                             ------------------    ------------------
       ASSETS
CURRENT ASSETS
     Cash in bank                                                            $          249,544    $                0
     Prepaid expenses                                                                   145,327                     0
     Stock subscription (Note 9)                                                        886,768                     0
                                                                             ------------------    ------------------

                                                TOTAL CURRENT ASSETS                  1,281,639                     0

EQUIPMENT (Note 1)                                                                      171,676                     0

OTHER ASSETS
     Security deposits                                                                   88,642                     0
                                                                             ------------------    ------------------
                                                                             $        1,541,957    $                0
                                                                             ==================    ==================

       LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                                                        $           98,210    $           59,979
     Accrued expenses                                                                   110,703                     0
     Payable - officer (Note 4)                                                               0                70,200
     Current portion of long-term debt (Note 11)                                          4,524                     0
     Loans payable (Note 7)                                                              25,000                25,000
                                                                             ------------------    ------------------

                                           TOTAL CURRENT LIABILITIES                    238,437               155,179

LONG-TERM LIABILITIES
     Long-term debt (Note 11)                                                            24,288                     0
                                                                             ------------------    ------------------

                                                   TOTAL LIABILITIES                    262,725               155,179

STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 22,034,250 shares (11,200,000
         in 1998)                                                                        22,034                11,200
     Additional paid-in capital                                                       4,005,497               227,931
     Stock subscription (Note 9)                                                       (650,000)                    0
     Deficit accumulated during
       the development stage                                                         (2,098,299)             (394,310)
                                                                             ------------------    ------------------

                                TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  1,279,232              (155,179)
                                                                             ------------------    ------------------

                                                                             $        1,541,957    $                0
                                                                             ==================    ==================




See notes to Consolidated Financial Statements.
                                       F-2

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                             4/16/86
                                                                                                            (Date of
                                                                         Year Ended December 31,         inception) to
                                                              1999            1998           1997           12/31/99
                                                          -------------  -------------  -------------   -----------------

Net sales                                                 $           0  $           0  $           0   $               0
   Cost of sales                                                      0              0              0                   0
                                                          -------------  -------------  -------------   -----------------

                                           GROSS PROFIT               0              0              0                   0

General & administrative expenses                             1,703,989        392,310              0           2,098,299
                                                          -------------  -------------  -------------   -----------------

                                               NET LOSS   $  (1,703,989) $    (392,310) $           0   $      (2,098,299)
                                                          =============  =============  =============   =================

Net income (loss) per weighted
 average share                                            $        (.10) $        (.04) $         .00
                                                          =============  =============  =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                         17,758,188     10,350,000      1,000,000
                                                          =============  =============  =============



See notes to Consolidated Financial Statements.
                                       F-3

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                             Common Stock              Additional                       During
                                                           Par Value $0.001              Paid-in          Stock       Development
                                                         Shares         Amount           Capital      Subscription       Stage
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 4/16/86
   (Date of inception)                                           0   $           0  $             0  $           0  $             0
   Issuance of common stock (restricted)
     at $.002 per share at 6/16/86                       1,000,000           1,000            1,000
   Net loss for period                                                                                                       (1,950)
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/86                                     1,000,000           1,000            1,000              0           (1,950)
   Net loss for year                                                                                                            (10)
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/87                                     1,000,000           1,000            1,000              0           (1,960)
   Net loss for year                                                                                                            (10)
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/88                                     1,000,000           1,000            1,000              0           (1,970)
   Net loss for year                                                                                                            (10)
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/89                                     1,000,000           1,000            1,000              0           (1,980)
   Net loss for year                                                                                                            (10)
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/90                                     1,000,000           1,000            1,000              0           (1,990)
   Net loss for year                                                                                                            (10)
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/91                                     1,000,000           1,000            1,000              0           (2,000)
   Net income for year                                                                                                            0
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/92                                     1,000,000           1,000            1,000              0           (2,000)
   Net income for year                                                                                                            0
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/93                                     1,000,000           1,000            1,000              0           (2,000)
   Net income for year                                                                                                            0
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/94                                     1,000,000           1,000            1,000              0           (2,000)
   Net income for year                                                                                                            0
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/95                                     1,000,000           1,000            1,000              0           (2,000)
   Net income for year                                                                                                            0
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/96                                     1,000,000           1,000            1,000              0           (2,000)
   Net income for year                                                                                                            0
                                                     -------------   -------------  ---------------  -------------  ---------------
Balances at 12/31/97                                     1,000,000           1,000            1,000              0           (2,000)
   Issued for subsidiaries 1/26/98                      10,200,000          10,200          226,931
   Net loss for year                                                                                                       (392,310)
                                                     -------------   -------------  ---------------  -------------  ---------------

Balances at 12/31/98                                    11,200,000          11,200          227,931              0         (394,310)
   Issuance of common stock(restricted) at $.10
      for services 2/99                                  5,618,000           5,618          556,182
   Sale of common stock(restricted) at $.15 3/99           484,000             484           72,116
   Sale of common stock(restricted) at $.43 10/99        3,453,250           3,453        2,128,547       (650,000)
   Issuance of common stock (restricted) at $.001
     for subsidiary 10/99                                  100,000             100             (100)
   Issuance of common stock (restricted) at $.64
     for services and debt 10/99                           440,000             440          279,560
   Issuance of common stock (restricted) at $.50
     for services 12/99                                    349,000             349          174,151
   Sale of common stock (restricted) at $1.46 12/99        390,000             390          567,110
   Net loss for year                                                                                                     (1,703,989)
                                                     -------------   -------------  ---------------  -------------  ---------------

Balances at 12/31/99                                    22,034,250   $      22,034  $     4,005,497  $    (650,000) $    (2,098,299)
                                                     =============   =============  ===============  =============  ===============



See notes to Consolidated Financial Statements.
                                       F-4

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                                  4/16/86
                                                                                                                 (Date of
                                                                             Year Ended December 31,         inception) to
                                                                   1999           1998           1997            12/31/99
                                                              -------------  -------------   -------------  ------------------
OPERATING ACTIVITIES
       Net income (loss)                                      $  (1,703,989) $    (392,310)  $           0  $       (2,098,299)
       Adjustments to reconcile net income (loss)
         to cash used by operating activities:
           Stock issued for expenses                                996,300              0               0             996,300
           Amortization                                                   0              0               0                  50
       Changes in assets and liabilities:
         Prepaid expenses                                          (145,327)             0               0            (145,327)
         Accounts payable and accrued expenses                      148,934         59,979               0             208,913
         Payable - officer                                          (70,200)        70,200               0                   0
                                                              -------------  -------------   -------------  ------------------

                                            NET CASH USED BY
                                        OPERATING ACTIVITIES       (774,282)      (262,131)              0          (1,038,363)

INVESTING ACTIVITIES
       Purchase equipment                                          (142,864)             0               0            (142,864)
       Organization costs                                                 0              0               0                 (50)
       Security deposits                                            (88,642)             0               0             (88,642)
                                                              -------------  -------------   -------------  ------------------

                                            NET CASH USED BY
                                        INVESTING ACTIVITIES       (231,506)             0               0            (231,556)

FINANCING ACTIVITIES
       Proceeds from sale of  common stock                        1,235,332              0               0           1,237,332
       Loans                                                         20,000         25,000               0              45,000
       Cash from subsidiary                                               0        237,131               0             237,131
                                                              -------------  -------------   -------------  ------------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES      1,255,332        262,131               0           1,519,463
                                                              -------------  -------------   -------------  ------------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS        249,544              0               0             249,544

Cash and cash equivalents at beginning of year                            0              0               0                   0
                                                              -------------  -------------   -------------  ------------------

                                     CASH & CASH EQUIVALENTS
                                              AT END OF YEAR  $     249,544  $           0   $           0  $          249,544
                                                              =============  =============   =============  ==================

SUPPLEMENTAL INFORMATION
During 1999, the Company issued 20,000 shares of its restricted common stock to retire debt of $20,000. The Company also incurred debt of $28,812 related to the purchase of equipment.





See notes to Consolidated Financial Statements.
                                       F-5

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

              Principals of Consolidation
              The financial statements for 1999 include the accounts of the Company and its wholly owned subsidiaries VisionCorp, Inc. (inactive in 1999), Visionglobal Corporation (inactive in 1999), and VisionGlobal Network Corporation.

              Accounting Methods
              The Company recognizes income and expenses based on the accrual method of accounting.

              Dividend Policy
              The Company has not yet adopted any policy regarding payment of dividends.

              Organization Costs
              The Company amortized its organization costs over a five year period.

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

              Equipment
              Equipment will be depreciated over five to seven years beginning in 2000. All equipment was purchased in late 1999.

              Income Taxes
              The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

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

              At December 31, 1999 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,998,709 which expires as follows:

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1999

NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

                     Year Ended                     Expires                   Amount
               -----------------------      -------------------------     --------------
                  December 31, 1986            December 31, 2001          $        1,950
                  December 31, 1987            December 31, 2002                      10
                  December 31, 1988            December 31, 2003                      10
                  December 31, 1989            December 31, 2004                      10
                  December 31, 1990            December 31, 2005                      10
                  December 31, 1991            December 31, 2006                      10
                  December 31, 1998            December 31, 2018                 383,060
                  December 31, 1999            December 31, 2019               1,613,649
                                                                          --------------

                                                                          $    1,998,709
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

NOTE 4:       RELATED PARTY TRANSACTIONS

              During 1999, the Company's President received compensation of $ 700,000, including stock valued at $575,000.

              During 1998, the Company's President received compensation of $25,000. An entity controlled by the President was paid $23,916 for expenses paid on behalf of the Company. At December 31, 1998, the Company owed $70,200 to its President for expenses paid on behalf of the Company.

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

NOTE 6:       INCOME TAXES

              Income tax expense was $0 for the years ended December 31, 1999, 1998, and 1997. Such amounts differ from the amounts computed by applying the United States Federal income tax rate of 34% to loss before income taxes as a result of the following:

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1999

NOTE 6:       INCOME TAXES (continued)

                                                                              1999           1998           1997
                                                                         -------------  -------------   -------------
                   Computed "expected" tax benefit                       $    (579,356) $    (133,385)  $           0
                   Decrease (increase) in income tax benefit
                         resulting from:
                           Change in valuation allowance for
                             deferred federal, state, and local
                             income tax assets                                 579,356        133,385               0
                           State income taxes and other, net                         0              0               0
                                                                         -------------  -------------   -------------

                                                                         $           0  $           0   $           0
                                                                         =============  =============   =============

              The tax  effects  of  temporary  differences  that  give rise to a
              substantial   portion  of  the  deferred  income  tax  assets  are
              presented below:

                                                                              1999           1998           1997
                                                                         -------------  -------------   -------------
                   Net operating loss carryforwards                      $     682,706  $     133,385   $           0
                                                                         -------------  -------------   -------------

                             Total gross deferred tax assets                   682,706        133,385               0
                             Less valuation allowance                         (682,706)      (133,385)              0
                                                                         -------------  -------------   -------------

                             Net deferred tax assets                     $           0  $           0   $           0
                                                                         =============  =============   =============

              The valuation allowance for deferred tax assets was $682,706 and $133,385 at December 31, 1999 and 1998, respectively. The net change in the total valuation allowance for the period ended
              December 31, 1998 was $549,321. The net change in the total valuation allowance for the year ended December 31, 1998 was $133,385.

              During the years ended December 31, 1999, 1998, and 1997, the Company made no Federal income tax payments.

              At December 31, 1999, the Company has approximately $1,999,000 available in net operating loss carryforwards for income tax purposes. These carryforwards expire in 2001 through 2019. Due to a change in control and business activity, the pre-1999 net operating loss carryforwards will most likely never be realized.

NOTE 7:       LOANS PAYABLE

              At December 31, 1999, the Company owes $25,000 to an entity. The amount bears interest at 11%. Accrued interest at December 31, 1999 is $4,362.

NOTE 8:       1999 EVENTS

              In August of 1999, the Company entered into a plan and agreement of merger with Lone Peak Research Corp. ("Lone Peak"), a Utah corporation which will be engaged in providing internet services. The Company issued 100,000 shares to acquire Lone Peak as a wholly owned subsidiary. Lone Peak subsequently merged with the Company and Lone Peak ceased to exist.

              In February, 1999, the Company granted 5,000,000 stock options to its largest shareholder, 150,000 options to its secretary/treasurer and 50,000 options to another shareholder. The options have an exercise price of $.50 per share and expire in
              February, 2004. Under the Black-Sholes model, the 5,000,000 options have a value of about $3,639,000, the 150,000 options have a value of about $109,200, and the 50,000 options have a value of about $36,400.

NOTE 9:       STOCK SUBSCRIPTION

              During 1999, the Company sold 3,453,250 shares of restricted common stock for $2,132,000. At December 31, 1999, $1,536,768 had not been received. $886,768 was received prior to the issuance of these financial statements. The Company has received a promissory note for the other $650,000.

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1999

NOTE 10:      LEGAL MATTERS

              A shareholder has filed a case involving claims for breach of contract, conversion and a request for relief based on purported stock transfers of 200,000 shares of the Company's common stock in 1998. The Company contends the stock transfers were without consideration and void, and placed stop transfer orders on the stock certificates. Plaintiffs seek an injunction ordering the removal of the stop transfer orders, claim money damages and claim entitlement to an additional 100,000 shares of stock, which the Company denies. A motion for a temporary restraining order and preliminary injunction seeking removal of the stop transfer orders was denied. At an April 5, 2000 scheduling conference, the Court established a trial date of August 15, 2000 and a discovery cut-off date of June 26, 2000, and ordered the parties to conduct a mediation no later than May 18, 2000. No discovery has been done by either side. Plaintiff's latest settlement demand is $1,000,000. The Company believes it has valid defenses to all claims asserted against it. However, at this time prior to any discovery, it is impossible to predict the likely outcome of this matter. The prospects of settlement appear reasonable.

NOTE 11:      CONTRACT PAYABLE
              Contract payable at December 31, 1999 is as follows:

                                                      Principle Balance
                               Interest                     1999
                                 Rate             Current          Long-term
                                 ----          -------------    -------------
              Ford credit         11.50%       $       4,524    $      24,288
                                               =============    =============

              Scheduled principal reductions of the contract payable are as follows:

              2000           $     4,524
              2001                 5,072
              2002                 5,688
              2003                 6,377
              2004                 7,151
                             -----------
                             $    28,812
                             ===========

NOTE 12:      STOCK OPTIONS

              The Company has granted stock options to various employees.

              The President and Chief Executive Officer has been granted options with the following terms:

                   Number              Vesting            Price
                 of options             Date            per share
              -----------------     -------------    ------------
                      2,000,000       2/1/2000       $         .10
                      1,000,000       8/1/2000                 .50
                      1,000,000       8/1/2001                1.00
                      1,000,000       8/1/2002                1.50
                      1,000,000       8/1/2003                2.00
              -----------------
                      6,000,000

              Total possible proceeds to the Company: $5,200,000.

              Under the Black-Sholes model, the options have a value of about $11,969,200.

              The Senior Vice President and Chief Financial Officer has the following options:

                   Number              Vesting            Price
                 of options             Date            per share
              -----------------     -------------    ------------
                         75,000       2/7/2001       $        1.00
                         75,000       2/7/2002                1.50
                         75,000       2/7/2003                2.00
                         75,000       2/7/2004                2.50
              -----------------
                        300,000

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1999


NOTE 12:      STOCK OPTIONS (continued)

              Total possible proceeds to the Company: $525,000.

              Under the Black-Sholes model, the options have a value of about $3,002,800.

              The Executive Vice President and Chief Operating Officer has the following options:

                   Number              Vesting            Price
                 of options             Date            per share
              -----------------     -------------    ------------
                      1,500,000       2/1/2000       $         .10
                      1,000,000       8/1/2000                 .50
                      1,000,000       8/1/2001                1.00
                        500,000       8/1/2002                1.50
                        500,000       8/1/2003                2.00
              -----------------
                      4,500,000

              Total possible proceeds to the Company: $3,400,000.

              Under the Black-Sholes model, the options have a value of about $8,276,150.

              The Senior Vice President of Engineering has the following options:

                   Number              Vesting            Price
                 of options             Date            per share
              -----------------     -------------    ------------
                         75,000       7/31/2000      $        2.00
                         75,000      acceptance
                                    of prototype              2.00
                         50,000       7/31/2002               2.00
                         50,000       7/31/2003               2.00
              -----------------
                        250,000

              Total possible proceeds to the Company: $500,000.

              Under the Black-Sholes model, the options have a value of about $464,650.

              The Senior Financial Analyst has the following options:

                   Number              Vesting            Price
                 of options             Date            per share
              -----------------     -------------    ------------
                         15,000       1/17/2001      $        2.00
                         15,000       1/17/2002               2.50
                         15,000       1/17/2003               3.00
                         10,000       1/17/2004               3.50
              -----------------
                         55,000

              Total possible proceeds to the Company: $147,500.

              Under the Black-Sholes model, the options have a value of about $514,300.

              The Manager of Marketing & Promotions has the following options:

                   Number              Vesting            Price
                 of options             Date            per share
              -----------------     -------------    ------------
                          2,500       10/8/2000      $        2.00
                          2,500       10/8/2001               2.50
                          2,500       10/8/2002               3.00
                          2,500       10/8/2003               3.50
              -----------------
                         10,000

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1999

NOTE 12:      STOCK OPTIONS (continued)

              Total possible proceeds to the Company: $27,500.

              Under the Black-Sholes model, the options have a value of about $18,100.

NOTE 13:      COMMITMENTS

              The Company leases office space for its corporate headquarters in San Francisco under a five year lease that expires December 31, 2004. Monthly rent is $14,221 for the first year with 5% increases each year thereafter. Future lease expense under this lease is expected to be as follows:

              Year ending December 31, 2000          $     170,651
              Year ending December 31, 2001                179,184
              Year ending December 31, 2002                188,143
              Year ending December 31, 2003                197,550
              Year ending December 31, 2004                207,428
                                                     -------------
                                                     $     942,956
                                                     =============

              The Company maintains an apartment in San Francisco for officers and directors to use when they travel to San Francisco. The lease was for six months at $4,000 per month and expired on February 29, 2000. The lease was renewed at $3,500 per month for an additional twelve months.

              The Company leases space for its research operations in American Fork, Utah. The lease is from October 1, 1999 through September 30, 2002. Monthly rent is $7,117 for the first year, $7,331 for the second year and $7,551 for the third year. Future lease expense is expected to be as follows:

              Year ending December 31, 2000          $      86,046
              Year ending December 31, 2001                 88,632
              Year ending December 31, 2002                 67,954
                                                     -------------
                                                     $     242,632
                                                     =============

              The Company is in the process of finalizing another lease in Hayward, California to be effective August 1, 2000 for five years. Monthly payments will be as follows: $27,065 for the first year, $28,380 for the second year, $29,695 for the third year, $31,010 for the fourth year, and $32,320 for the fifth year. Future lease expense is expected to be as follows:

              Year ending December 31, 2000          $     135,325
              Year ending December 31, 2001                331,355
              Year ending December 31, 2002                347,135
              Year ending December 31, 2003                362,915
              Year ending December 31, 2004                378,670
              Year ending December 31, 2005                226,240
                                                     -------------
                                                     $   1,781,640
                                                     =============

              The Company has a twelve month non-cancellable lease on equipment with a cost of about $458,000. At December 31, 1999 the Company had paid three of the twelve payments. Monthly payments are about $15,370 and will resume when all of the equipment is placed into service. Future expected payments are $138,330. The Company has the option to purchase the equipment at the end of the twelve month rental period for about $353,000.

              Rent expense was $88,747 for the year ended December 31, 1999 ($26,333 in 1998).

              The Company has employment agreements with several individuals. The Company's President has a seven year agreement which expires August 1, 2006. The agreement calls for salary of $250,000 per year with an increase to $275,000 per year when a certain project becomes effective. Future expected payments are about $1,600,000.

              The Senior Vice President and Chief Financial Officer has a five year agreement which expires February 7, 2005. The agreement calls for a salary of $175,000 per year with an increase to $200,000 per year when the Company has received funding in excess of $25 million. Future expected payments are about $875,000.

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1999

NOTE 13:      COMMITMENTS (continued)

              The Executive Vice President and Chief Operating Officer has a seven year agreement which expires August 1, 2006. The terms are the same as for the Company's President.

              The Senior Vice President of Engineering has a five year agreement which expires July 1, 2004. The agreement calls for a salary of $120,000 per year. Future expected payments are about $550,000.

NOTE 14:      GOING CONCERN ITEMS

              The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 1999, the Company has an accumulated deficit of $(2,098,299), and a loss from operations for 1999 of $(1,703,989). The Company has a substantial need for working capital.

              Management intends to raise from $72,000,000 to $125,000,000, which will provide sufficient working capital for two years.