Form 10QSB
period 2000-03-31
VISIONGLOBAL CORP
filed 2000-06-02
CIK 894535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                               -----------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-25
                    ---------------

                            VisionGlobal Corporation
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                      87-0438636
-------------------------------                  ----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification Number)

         251 Kearny, 8th Floor
         San Francisco, California                         94108
----------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number, including area code     (415) 901-2700
                                               ------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding as of March 31, 2000
-------------------------------------        --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  22,163,808 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company's major activity for the quarter ended March 31, 2000 was developing its internet operations.

         During the quarter ended March 31, 2000, the Company spent about $1,400,000 for various administrative expenses to develop its business ($650,000 in 1999). The loss for the three months ended March 31, 2000 was $10,352,439 compared with $650,626 for the prior year. Included in the $650,000 is $562,000 of services to officers paid with stock. Included in the $10,352,439 is $175,000 of services to officers paid with stock and $8,949,809 of amortized stock compensation related to stock options granted to various employees.

Assets
         The Company has about $1.26 million of assets and is presently being supported by investment from various sources. The Company is now attempting to raise capital to begin operations. Future activities will be dependent on the Company's ability to raise substantial new capital.

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

Operations
         The Company has had no operating revenues as demonstrated by the financial statements. The expense associated with operations primarily consists of general and administrative costs incurred while establishing the internet business for the Company.

Stockholders' Deficit
         The Company has an accumulated loss of $12,450,738 which has been incurred to date during the development stage.

Item 2.           Changes in Securities and Use of Proceeds

         During the three months ended March 31, 2000, the Company received cash of $931,050 from the sale of 103,450 shares of its restricted common stock. The Company also received about $887,000 from stock subscriptions related to 1999.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 2000
                           27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  On March 28, 2000 the Company filed an 8-K to announce the signing of a letter of intent for funding up to $125 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VisionGlobal Corporation



Dated:  June 1, 2000                        /s/ Martin Wotton
                                            -----------------
                                            Martin G. Wotton,
                                            President and Director

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                         March 31,                December 31,
                                                                           2000                       1999
ASSETS                                                                  (Unaudited)                 (Audited)
                                                                  ----------------------     ---------------------
   CURRENT ASSETS
     Cash in bank                                                 $              376,172     $             249,544
     Prepaid expenses                                                            161,417                   145,327
     Stock subscriptions                                                               0                   886,768
                                                                  ----------------------     ---------------------

                                      TOTAL CURRENT ASSETS                       537,589                 1,281,639

   EQUIPMENT                                                                     637,090                   171,676

   OTHER ASSETS
     Security deposits                                                            89,241                    88,642
                                                                  ----------------------     ---------------------

                                                                  $            1,263,920     $           1,541,957
                                                                  ======================     =====================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                             $               65,949     $              98,210
     Accrued expenses                                                            174,294                   110,703
     Current portion of long-term debt                                             4,655                     4,524
     Loans payable                                                                     0                    25,000
                                                                  ----------------------     ---------------------

                                 TOTAL CURRENT LIABILITIES                       244,898                   238,437

   LONG-TERM LIABILITIES
     Long-term debt                                                               23,074                    24,288
                                                                  ----------------------     ---------------------

                                         TOTAL LIABILITIES                       267,972                   262,725

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 22,163,808 shares
         (22,034,250 in 1999)                                                     22,164                    22,034
     Additional paid-in capital                                               20,783,025                 4,005,497
     Stock subscription                                                         (650,000)                 (650,000)
     Unamortized stock compensation                                           (6,708,503)                        0
     Deficit accumulated during the
       development stage                                                     (12,450,738)               (2,098,299)
                                                                  -----------------------    ----------------------

                                TOTAL STOCKHOLDERS' EQUITY                       995,948                 1,279,232
                                                                  ----------------------     ---------------------

                                                                  $            1,263,920     $           1,541,957
                                                                  ======================     =====================

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  4/16/86
                                                             Three Months Ended                  (Date of
                                                                  March 31,                    inception) to
                                                          2000                1999                3/31/00
                                                   ------------------  -----------------  -----------------------
Net sales                                          $                0  $               0  $                     0
Cost of sales                                                       0                  0                        0
                                                   ------------------  -----------------  -----------------------

                                     GROSS PROFIT                   0                  0                        0

General and administrative expenses                        10,352,439            650,626               12,450,738
                                                   ------------------  -----------------  -----------------------

                                         NET LOSS  $      (10,352,439) $        (650,626) $           (12,450,738)
                                                   ==================  =================  =======================

Net income (loss) per weighted
   average share                                   $             (.47) $            (.04)
                                                   ==================  =================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                       22,052,079         15,106,666
                                                   ==================  =================

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                                                       (Date of
                                                                  Three Months Ended March 31,       Inception) to
                                                                     2000              1999             3/31/00
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $   (10,352,439)   $      (650,626) $    (12,450,738)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Stock issued for expenses                                       175,000            561,800         1,171,300
       Amortized stock compensation                                  8,949,809                  0         8,949,809
       Amortization and depreciation                                    46,396                  0            46,446
  Changes in assets and liabilities:
     Prepaid expense                                                   (16,090)                 0          (161,417)
     Accounts payable                                                  (32,261)            16,226            65,949
     Accrued expenses                                                   63,591                  0           174,294
                                                               ---------------    ---------------  ----------------

                                               NET CASH USED
                                     BY OPERATING ACTIVITIES        (1,165,994)           (72,600)       (2,204,357)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
  Purchase of equipment                                               (498,514)                 0          (641,378)
  Security deposit                                                        (599)                 0           (89,241)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES          (499,113)                 0          (730,669)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                 1,817,818             72,600         3,055,150
  Loans                                                                      0                  0            45,000
  Loan repayments                                                      (26,083)                 0           (26,083)
  Cash from subsidiary                                                       0                  0           237,131
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES         1,791,735             72,600         3,311,198
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS           126,628                  0           376,172

Cash and cash equivalents at beginning of year                         249,544                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $       376,172    $             0  $        376,172
                                                               ===============    ===============  ================

SUPPLEMENTAL INFORMATION
  During the quarter ended March 31, 2000, the Company issued 1,108 shares of restricted stock for assets of $13,296.

Cash paid for interest                                         $           818    $             0  $            818


                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           SELECTED NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


UNAMORTIZED STOCK COMPENSATION

The Company accounts for stock-based compensation under APB Opinion 25. Total compensation cost recognized for stock options granted to employees is the difference between the quoted market price of the stock at the grant date less the amount the employee is required to pay. The cost is charged to expense over the periods in which the employee performs the related services. Costs related to future periods are recorded as unamortized stock compensation and deducted from stockholders' equity.

Had the Company elected to apply Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," using the fair value based method, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

       Net loss as reported                    $(10,352,439)
       Net loss pro forma                      $(14,306,298)

       Loss per share as reported                     $(.47)
       Loss per share pro forma                       $(.65)