Form 10QSB
period 2000-06-30
VISIONGLOBAL CORP
filed 2000-08-21
CIK 894535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2000
                               -----------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-25
                    ---------------

                            VisionGlobal Corporation
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                      87-0438636
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

         251 Kearny, 8th Floor
         San Francisco, California                         94108
----------------------------------------                ------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code     (415) 901-2700
                                               -------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding as of June 30, 2000
------------------------------------         --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  23,087,963 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company's major activity for the six months ended June 30, 2000 was developing its internet operations.

         During the six months ended June 30, 2000, the Company spent about $2,276,000 for various administrative expenses to develop its business ($703,000 in 1999). The loss for the six months ended June 30, 2000 was $12,748,487 compared with $702,727 for the prior year. Included in the $703,000 is $562,000 of services to officers paid with stock. Included in the $12,748,487 is $175,000 of services to officers paid with stock and $10,472,138 of amortized stock compensation related to stock options granted to various employees.

Assets
         The Company has about $1.37 million of assets and is presently being supported by investment from various sources. The Company is now attempting to raise capital to begin operations. Future activities will be dependent on the Company's ability to raise substantial new capital.

         While there cannot be any assurance that the Company will be successful in obtaining substantial investment, the Company believes that if its negotiations are successful in obtaining an agreement with certain internet providers and internet related operations, it should be in a position to raise the necessary capital to activate the Company.

Liabilities
         The liabilities of the Company represent costs incurred in attempts to establish business operations during the past six months.

Operations
         The Company has had no operating revenues as demonstrated by the financial statements. The expense associated with operations primarily consists of general and administrative costs incurred while establishing the internet business for the Company.

Stockholders' Deficit
         The Company has an accumulated loss of $14,846,786 which has been incurred to date during the development stage.

Item 2. Changes in Securities and Use of Proceeds

         During the six months ended June 30, 2000, the Company received cash of $1,310,834 from the sale of 1,027,605 shares of its restricted common stock. The Company also received about $887,000 from stock subscriptions related to 1999.

     Subsequent to June 30, 2000, $100,000 of the $650,000 stock subscription has been received.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of June 30, 2000
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VisionGlobal Corporation



Dated:   August 21, 2000                    /s/ Martin G. Wotton
                                            ------------------------
                                            Martin G. Wotton,
                                            President and Director

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,                 December 31,
                                                                           2000                       1999
ASSETS                                                                  (Unaudited)                 (Audited)
                                                                  ----------------------     ---------------------
   CURRENT ASSETS
     Cash in bank                                                 $                  938     $             249,544
     Prepaid expenses                                                            138,065                   145,327
     Stock subscriptions                                                               0                   886,768
                                                                  ----------------------     ---------------------

                                      TOTAL CURRENT ASSETS                       139,003                 1,281,639

   EQUIPMENT                                                                     922,743                   171,676

   OTHER ASSETS
     Security deposits                                                           312,023                    88,642
                                                                  ----------------------     ---------------------

                                                                  $            1,373,769     $           1,541,957
                                                                  ======================     =====================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                             $              799,009     $              98,210
     Accrued expenses                                                             46,003                   110,703
     Current portion of long-term debt                                             4,539                     4,524
     Loans payable                                                                     0                    25,000
                                                                  ----------------------     ---------------------

                                 TOTAL CURRENT LIABILITIES                       849,551                   238,437

   LONG-TERM LIABILITIES
     Long-term debt                                                               22,205                    24,288
                                                                  ----------------------     ---------------------

                                         TOTAL LIABILITIES                       871,756                   262,725

   STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 23,087,963 shares
         (22,034,250 in 1999)                                                     23,088                    22,034
     Additional paid-in capital                                               21,161,885                 4,005,497
     Stock subscription                                                         (650,000)                 (650,000)
     Unamortized stock compensation                                           (5,186,174)                        0
     Deficit accumulated during the
       development stage                                                     (14,846,786)               (2,098,299)
                                                                  ----------------------     ---------------------

                                TOTAL STOCKHOLDERS' EQUITY                       502,013                 1,279,232
                                                                  ----------------------     ---------------------

                                                                  $            1,373,769     $           1,541,957
                                                                  ======================     =====================

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                       4/16/86
                                                          Three Months Ended              Six Months Ended            (Date of
                                                               June 30,                       June 30,              inception) to
                                                  2000              1999             2000              1999            6/30/00
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $             0   $             0  $             0   $             0
Cost of sales                                              0                0                 0                0                 0
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                              GROSS PROFIT                 0                0                 0                0                 0

General and administrative expenses                2,396,048           52,101        12,748,487          702,727        14,846,786
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $     (2,396,048) $       (52,101)  $   (12,748,487) $      (702,727)  $   (14,846,786)
                                            ================  ===============   ===============  ===============   ================

Net income (loss) per weighted
   average share                            $           (.11) $          (.00)  $          (.57) $          (.04)
                                            ================  ===============   ===============  ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              22,625,886       17,302,000        22,338,401       16,204,334
                                            ================  ===============   ===============  ===============

                    VISIONGLOBAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                                                       (Date of
                                                                    Six Months Ended June 30,        Inception) to
                                                                     2000              1999             6/30/00
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $   (12,748,487)   $      (702,727) $    (14,846,786)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Stock issued for expenses                                       175,000            561,800         1,171,300
       Amortized stock compensation                                 10,472,138                  0        10,472,138
       Amortization and depreciation                                   127,401                  0           127,451
  Changes in assets and liabilities:
     Prepaid expense                                                     7,262                  0          (138,065)
     Accounts payable                                                  700,799             68,327           799,009
     Accrued expenses                                                  (64,700)                 0            46,003
                                                               ---------------    ---------------  ----------------

                                               NET CASH USED
                                     BY OPERATING ACTIVITIES        (1,330,587)           (72,600)       (2,368,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
  Purchase of equipment                                               (865,172)                 0        (1,008,036)
  Security deposit                                                    (223,381)                 0          (312,023)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES        (1,088,553)                 0        (1,320,109)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                 2,197,602             72,600         3,434,934
  Loans                                                                      0                  0            45,000
  Loan repayments                                                      (27,068)                 0           (27,068)
  Cash from subsidiary                                                       0                  0           237,131
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES         2,170,534             72,600         3,689,997
                                                               ---------------    ---------------  ----------------

                                 INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS          (248,606)                 0               938

Cash and cash equivalents at beginning of year                         249,544                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $           938    $             0  $            938
                                                               ===============    ===============  ================

SUPPLEMENTAL INFORMATION
  During the quarter ended June 30, 2000, the Company issued 1,108 shares of restricted stock for assets of $13,296.

Cash paid for interest                                         $         1,734    $             0  $          1,734


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

Had the Company elected to apply Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," using the fair value based method, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

       Net loss as reported                    $(12,748,487)
       Net loss pro forma                      $(17,714,498)

       Loss per share as reported                     $(.57)
       Loss per share pro forma                       $(.79)