Form 10QSB
period 2000-09-30
VISIONGLOBAL CORP
filed 2000-11-28
CIK 894535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000
                               ----------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-25
                    ---------------

                            VisionGlobal Corporation
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                        87-0438636
-------------------------------     --------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

         251 Kearny, 8th Floor
         San Francisco, California              94108
----------------------------------------------------------
(Address of principal executive offices)     (Zip Code)


Issuer's telephone number, including area code     (415) 901-2700
                                               ----------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding as of September 30, 2000
------------------------------------        ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 23,087,963 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

Income Statement- July 1, 2000 through September 30, 2000

Net Sales
                                                                                                                                  $0
Cost of Goods Sold
                                                                                                                                  $0


                                                                    Gross Profit
                                                                                                                                  $0


General and administrative expenses
                                                                                                                        ($2,459,915)
Depreciation expense
                                                                                                                          ($130,761)


                                                              NET LOSS
                                                                                                                        ($2,590,676)


Net income/(loss) per weighted average share
                                                                                                                             ($0.11)


Weighted average number of common shares

  used to compute net income (loss) per

  weighted average share
      23,087,963

Balance Sheet- Period Ending September
30, 2000

ASSETS

Current Assets
  Cash in the bank
                                                                                                                              $1,124
  Note Subscription
                                                                                                                            $480,000
  Prepaid expenses
                                                                                                                             $98,065


                                                            Total Current Assets
                                                                                                                            $579,189


Property, Plant, and Equipment

  Equipment/Software/Furniture
                                                                                                                          $1,073,866
     Accumulated depreciation
                                                                                                                          ($211,716)


Other Assets

  Security deposits
                                                                                                                             $90,668


                                                            TOTAL ASSETS
                                                                                                                          $1,532,007


LIABILITIES

Current Liabilities

  Accounts payable
                                                                                                                            $529,614
  Accrued expenses
                                                                                                                             $56,000
  Current portion of long-term debt
                                                                                                                              $3,404
                                                       Total Current Liabilities
                                                                                                                            $589,018


Long-term Liabilities

  Long-term debt
                                                                                                                             $16,654


                                                         TOTAL LIABILITIES
                                                                                                                            $605,672


Stockholders' Equity (Deficit)

  Common stock $.001 par value

    Authorized - 100,000,000 shares

    Issued and outstanding 23,087,963 shares

      (22,034,250 in 1999)
                                                                                                                             $22,034
   Additional paid-in capital
                                                                                                                         $21,642,939
   Stock subscription
                                                                                                                          ($650,000)
   Unamortized stock compensation
                                                                                                                        ($2,651,176)
   Deficit accumulated during the
                                                                                                                       ($17,437,462)
     development stage


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY
                                                                                                                          $1,532,007

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           VisionGlobal Corporation



Dated:   November 28, 2000                  /s/ Martin Wotton
                                            ---------------------------
                                            Martin G. Wotton,
                                            President and Director